Form 10QSB
period 1997-03-31
MYO DIAGNOSTICS INC
filed 1997-05-20
CIK 1029312

===============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to ___________________.


                     Commission file number 333-19285


                           MYO DIAGNOSTICS, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

           CALIFORNIA                            95-4089525
(State  or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)              Identification  No.)

                       3760 South Robertson Boulevard
                        Culver City, California 90232
                  (Address of Principal Executive Offices)


                               (310) 559-5500
               (Issuer's Telephone Number, Including Area Code)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                         Yes  [ ]     No  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,226,037 shares issued and outstanding as of May 1, 1997.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

===============================================================================

                            MYO DIAGNOSTICS, INC.
                            INDEX TO FORM 10-QSB

PART I    FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements:

          Balance Sheet (unaudited) as of March 31, 1997              3

          Statements of Operations (unaudited) for the
          Three Months Ended March 31, 1997 and 1996                  4

          Statements of Cash Flows (unaudited) for the
          Three Months Ended March 31, 1997 and 1996                  5

          Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                           9

Item 2.   Changes in Securities                                       9

Item 3.   Defaults Upon Senior Securities                             9

Item 4.   Submission of Matters to a Vote of Security Holders         9

Item 5.   Other Information                                           9

Item 6.   Exhibits and Reports on Form 8-K                            9

Signatures                                                            10

                         MYO DIAGNOSTICS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET
                             (Unaudited)

                                                             March 31,
                                                               1997
                                                            -----------
                               ASSETS
                               ------
Current assets:

     Cash                                                   $  219,413

     Accounts receivable - less allowance for doubtful
     accounts of $25,672                                           ---

     Prepaid expenses and other assets                          12,535
                                                            ----------
          Total current assets                                 231,948

     Furniture and equipment, net of accumulated
     depreciation of $127,297                                  193,366

     Other assets, net of accumulated depreciation
     of $3,305                                                  34,283
                                                            ----------
          Total assets                                      $  459,597
                                                            ==========

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
                  -------------------------------------

Current liabilities:

     Accounts payable and accrued expenses                  $  147,379

     Current portion of obligations under capital lease         35,382

     Notes payable to bank                                     400,000
                                                            ==========

          Total current liabilities                            582,761

Obligations under capital lease                                 61,628
                                                            ----------
          Total liabilities                                    644,389
                                                            ----------
Commitments and contingencies

Shareholders' deficit:

     Preferred stock: no par value, 10,000,000 shares
     authorized, no shares issued and outstanding                  ---

     Common stock: no par value, 50,000,000 shares
     authorized, 7,746,037 shares issued and outstanding     4,300,679

     Accumulated deficit during the development stage       (4,485,471)
                                                            ----------
          Total shareholders' deficit                         (184,792)
                                                            ----------
          Total liabilities and shareholders' deficit       $  459,597
                                                            ==========

  The accompanying notes are an integral part of these financial statements.



                            MYO DIAGNOSTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                          Three months ended March 31,

                                         1997                1996
                                       ----------          ----------
Revenue                                $     ---           $    3,000

Operating expenses:

  Research and development                 92,847              44,856

  Technical services                       76,392              25,719

  Sales and marketing                      21,476              24,513

  General and administrative              218,717              93,160
                                       ----------          ----------
     Total operating expenses             409,432             188,248
                                       ----------          ----------

     Loss from operations                (409,432)           (185,248)
                                       ----------          ----------

Other income (expense)

  Interest expense                        (10,286)            (13,123)

  Interest income                           3,041                   6
                                       ----------          ----------
     Total other income (expense)          (7,245)            (13,117)
                                       ----------          ----------


     Loss before provision for
        income taxes                     (416,677)           (198,365)

Provision for income taxes                  1,052               1,070
                                       ----------          ----------
Net loss                               $ (417,729)           (199,435)
                                       ==========          ==========

Net loss per share                     $    (0.05)         $    (0.03)
                                       ==========          ==========

Weighted average number of shares
   outstanding                          7,746,037           6,549,438
                                       ==========          ==========


 The accompanying notes are an integral part of these financial statements.

                            MYO DIAGNOSTICS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                              Three months ended March 31,

                                              1997                1996
                                           ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $ (417,729)         $ (199,435)

  Adjustments to reconcile net loss to
  net cash used in operating activities:

     Depreciation and amortization             10,746               4,553

     Changes in operating assets and
     liabilities:

       (Increase) decrease in assets:

        Accounts receivable                       ---              17,061

        Prepaid expenses                       (7,118)             (1,903)

        Other assets                            1,129                (394)

       Increase (decrease) in liabilities:

        Accounts payable and accrued
        expenses                               34,896            (100,500)
                                           ----------          ----------

          Net Cash Used in Operating
          Activities                         (378,076)           (280,618)
                                           ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings on notes payable to related
  parties                                         ---             213,600

  Net proceeds from issuance of common
  stock                                           ---              60,463

  Obligations under capital lease              (8,655)                ---
                                           ----------          ----------

     Net Cash (Used in) Provided by
     Financing Activities                      (8,655)            274,063
                                           ----------          ----------
     Net Decrease in Cash                    (386,731)             (6,555)

CASH -- Beginning of Period                   606,144               3,030
                                           ----------          ----------

CASH -- End of Period                      $  219,413          $   (3,525)
                                           ==========          ==========


  The accompanying notes are an integral part of these financial statements.

                            MYO DIAGNOSTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------------

     The financial statements included herein have been prepared by Myo Diagnostics, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto.

     The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the quarter ended March 31, 1997, the Company incurred a net loss of $418,129. The Company is also in the development stage at March 31, 1997, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.
In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which will be required to be adopted on December 31, 1997. The impact of Statement 128 on the calculation of earnings per share for the quarters is not expected to be material.

2.  SUBSEQUENT EVENT
    ----------------

     On April 16, 1997, the Company issued and sold 480,000 units to institutional investors for aggregate net proceeds of $1,116,000. Each unit was comprised of one share of Common Stock and one quarter stock purchase warrant. Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $3.00 per share through April 16, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

     The Company is a development stage company which has yet to realize any material revenues. The Company is ready to bring its product to market, but needs additional funding to implement its marketing plan.

FORWARD LOOKING STATEMENTS AND PROJECTIONS

     The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions, are subject to certain risks and uncertainties, such as changes in general economic conditions, competition, changes in federal regulations, as well as uncertainties relating to raising additional financing and acceptance of the Company's product and services in the marketplace, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996. The Company incurred net losses of $417,729 for the three months ended March 31, 1997 and $199,435 for the three months ended March 31, 1996.

     Revenues decreased from $3,000 for the three months ended March 31, 1996 to no revenues for the three months ended March 31, 1997. Revenues in the prior year consisted primarily of fees for performance of MPR evaluations in connection with test marketing. Revenues were less for the three months ended March 31, 1997 as no new test marketing commenced during that period.

     The Company's operating expenses increased to $409,432 during the three months ended March 31, 1997 from $188,248 during the three months ended March 31, 1996. Research and development and technical services expenses increased $47,991 and $50,673, respectively, primarily as a result of further product development and refinement. Sales and marketing expense decreased, due to a reduction in marketing efforts as the Company focused its efforts on raising capital and further product development. General and administrative expenses increased to $218,717 during the three months ended March 31, 1997 from $93,160 during the three months ended March 31, 1996 principally as a result of a $13,911 increase in legal fees relating primarily to the Company's capital raising efforts, a $81,937 increase in compensation expenses due to the hiring of additional personnel involved, in part, in administration, and an increase of $18,600 in rental expense due to an expansion of the Company's leased facilities.

FINANCIAL CONDITION

     The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the three months ended March 31, 1997, the Company funded its operations principally from proceeds obtained from the sales of Common Stock during fiscal year ended December 31, 1996, which amounted to $2,022,757.

     The Company has six revolving lines of credit from a commercial bank pursuant to which the company may from time to time borrow up to an aggregate of $400,000 at interest rates equal to the bank's prime rate of interest plus
 .75% to 1.50%. These lines, which were fully utilized at March 31, 1997, mature at various times through July 1997. The Company was able to obtain these lines of credit because six unaffiliated individuals delivered to the bank irrevocable letters of credit in support of such lines, for which these individuals received options to purchase an aggregate of 400,000 shares of Common Stock for $1.13 per share.

     On April 16, 1997, the Company issued and sold 480,000 units to two existing shareholders for aggregate net proceeds to the Company of $1,116,000. Each unit was comprised of one share of Common Stock and one quarter stock purchase warrant. Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $3.00 per share through April 16, 1998.

     The Company believes that the proceeds from the latest sale of units will enable the Company to fund operations through the end of fiscal 1997. While the Company also anticipates generating revenues from the sale of MPR evaluations in 1997, the amount of such revenues remains extremely uncertain due to the fact that the MPR technology is a new product. As of March 31, 1997, the Company had one contract with a distributor to market and sell the Company's MPR's System. Although the Company believes that it can fund operations through the end of fiscal 1997, it will need additional funding. The amount of additional funding (if any) the Company receives will determine the degree to which it can implement its marketing plan. Without any additional funding, the Company does not believe it will be able to develop sufficient market awareness of the MPR System to operate profitably in the foreseeable future.

                                PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.


ITEM 2.  CHANGES IN SECURITIES

          On April 16, 1997, the Company issued and sold 480,000 units to institutional investors for aggregate net proceeds of $1,116,000. Each unit was comprised of one share of Common Stock and one quarter stock purchase warrant. Each whole warrant entitles the holder to purchase one share of Common Stock at a price of $3.00 per share through April 16, 1998. The Company utilized the services of Griffiths McBurney & Partners, a broker/dealer in Ontario, Canada, in connection with this transaction, which received a fee of $84,000 and warrants to purchase 43,200 shares of Common Stock at a price of $2.50 per share, exercisable through April 16, 1999. The issuance of these securities was exempt from registration pursuant to Regulation S and pursuant to Section 4(2) of the Act as a transaction not involving any public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.  OTHER INFORMATION

          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               Exhibit 27.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

               Report on Form 8-K dated April 22, 1997 reporting under Item 9 sales of equity securities pursuant to Regulation S.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MYO DIAGNOSTICS, INC.

Date:  May 16, 1997                 By:       /s/ Gerald D. Appel
                                        ----------------------------------
                                        GERALD D. APPEL, PRESIDENT, CHIEF

                                        EXECUTIVE OFFICER AND CHAIRMAN OF
                                        THE BOARD