Form 10QSB
period 1997-06-30
MYO DIAGNOSTICS INC
filed 1997-08-14
CIK 1029312

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

   For the transition period from __________________ to ______________________.


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

                         Yes    X     No
                               ---         ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,223,037 shares issued and outstanding as of August 10, 1997.

     Transitional Small Business Disclosure Format (check one): Yes    No   X
                                                                    ---    ---

                              MYO DIAGNOSTICS, INC.
                              INDEX TO FORM 10-QSB


PART I    FINANCIAL INFORMATION                                            PAGE
                                                                           ----

Item 1.   Financial Statements:

          Balance Sheet (unaudited) as of June 30, 1997                       3

          Statements of Operations (unaudited) for the
          Three Months Ended June 30, 1997 and 1996 and
          the Six Months Ended June 30, 1997 and 1996                         4

          Statements of Cash Flows (unaudited) for the
          Six Months Ended June 30, 1997 and 1996                             5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              MYO DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                              JUNE 30,
                                                                1997
                                                             ---------
                                     ASSETS
                                     ------
Current assets:
   Cash                                                       $1,063,474
   Accounts receivable - less allowance for doubtful
     accounts of $25,945                                           3,911
   Prepaid expenses and other assets                              11,833
                                                              ----------
     Total current assets                                      1,079,218
Furniture and equipment, net of accumulated
  depreciation of $185,512                                       180,151
Other assets, net of accumulated amortization
  of $4,047                                                       36,233
                                                              ----------
     Total assets                                             $1,295,602
                                                              ==========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                      $   83,679
   Current portion of obligations under capital lease             26,546
   Notes payable to bank                                         400,000
                                                              ----------
     Total current liabilities                                   510,225
Obligations under capital lease                                   61,628
                                                              ----------
     Total liabilities                                           571,853
                                                              ----------
Commitments and contingencies
Shareholders' deficit:
   Preferred stock: no par value, 10,000,000 shares
     authorized, no shares issued and outstanding                    ---
   Common stock: no par value, 50,000,000 shares
     authorized, 8,223,037 shares issued and outstanding       5,500,679
   Accumulated deficit during the development stage           (4,776,930)
                                                              ----------
     Total shareholders' deficit                                 723,749
                                                              ----------
     Total liabilities and shareholders' deficit              $1,295,602
                                                              ==========


    The accompanying notes are an integral part of these financial statements.


                             MYO DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                               THREE MONTHS              SIX MONTHS
                              ENDED JUNE 30,            ENDED JUNE 30,
                          --------------------    ----------------------

                            1997        1996         1997         1996
                          --------    --------    ---------    ---------
Revenue                   $  5,574    $  5,650    $   5,445    $   8,650
                          --------    --------    ---------    ---------

Operating expenses:
  Research and
    development             89,567      46,402      182,414       91,258
  Technical services        46,365      46,897      122,744       72,616
  Sales and marketing       18,248      23,191       39,724       47,704
  General and
    administrative         163,692     130,089      374,882      223,249
                          --------    --------    ---------     --------
    Total operating
    expenses               317,872     246,579      719,764      434,827
                          --------    --------    ---------     --------

    Loss from
    operations            (312,298)   (240,929)    (714,319)    (426,177)

Other income (expense)
  Interest expense         (14,802)    (14,601)     (25,088)     (27,724)
  Interest income           28,984       1,789       31,898        1,795
                           --------   --------    ---------     --------
    Total other income
    (expense)               14,182     (12,812)       6,810      (25,929)
                           --------   --------    ---------     --------

    Loss before
    provision for
    income taxes          (298,116)   (253,741)    (707,509)    (452,106)
Provision for
  income taxes                 628         800        1,680        1,870
                         ---------   ---------    ---------    ---------
Net loss                 $(298,744)  $(254,541)   $(709,189)   $(453,976)
                         =========   =========    =========    =========


Net loss per share        $  (0.03)   $  (0.04)   $   (0.09)   $   (0.07)
                         =========   =========    =========    =========

Weighted average
  number of shares
  outstanding            8,133,367   6,713,872    7,939,775    6,628,097
                         =========   =========    =========    =========


     The accompanying notes are an integral part of these financial statements.


                              MYO DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               SIX MONTHS ENDED JUNE 30,
                                           ------------------------------
                                                1997             1996
                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $   (709,189)     $  (453,976)
 Adjustments to reconcile net
   loss to net cash used in
   operating activities:

   Depreciation and amortization                 23,962           11,643
   Changes in operating assets
     and liabilities:
     (Increase) decrease in assets:

       Accounts receivable                       (3,911)           7,376
       Prepaid expenses                          (6,416)          (1,453)
       Other assets                                (821)          (2,421)
     Increase (decrease)
       in liabilities:
       Accounts payable and
         accrued expenses                       (28,932)        (141,875)
                                               ---------       ---------
         Net Cash Used in
           Operating Activities                (725,307)        (580,706)
                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment purchases                                 ---         (63,762)
                                               ---------       ---------
   Net Cash Used in Investing Activities             ---         (63,762)
                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable
   to related parties                                ---          83,500

 Net proceeds from issuance
   of common stock
   and warrants                               1,200,000         1,208,792
 Obligations under capital lease                (17,490)              ---
                                              ----------        ---------
   Net Cash Provided by
     Financing Activities                     1,182,510         1,292,292
                                              ---------         ---------
   Net Increase in Cash                         457,203           647,824
CASH -- Beginning of Period                     606,144             3,030
                                              ---------         ---------
CASH -- End of Period                       $ 1,063,347        $  650,854
                                              =========         =========

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

     The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the six months ended June 30, 1997, the Company incurred a net loss of $709,189. The Company is also in the development stage at June 30, 1997, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.
In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

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

FORWARD LOOKING STATEMENTS AND PROJECTIONS

     The Company may from time to time make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions are subject to certain risks and uncertainties, such as changes in general economic conditions, competition, changes in federal regulations, as well as uncertainties relating to raising additional financing and acceptance of the Company's product and services in the marketplace, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996. The Company incurred net losses of $709,189 for the six months ended June 30, 1997 and $453,976 for the six months ended June 30, 1996.

     Revenues decreased from $8,650 for the six months ended June 30, 1996 to $5,445 for the six months ended June 30, 1997. Revenues consisted primarily of fees for performance of MPR evaluations. Revenues were less for the six months ended June 30, 1997 as fewer MPR evaluations were conducted during that period.

     The Company's operating expenses increased to $719,764 during the six months ended June 30, 1997 from $434,827 during the six months ended June 30, 1996. Research and development and technical services expenses increased $91,156 and $50,128, respectively, primarily as a result of further product development and refinement. Sales and marketing expense decreased due to a reduction in marketing efforts as the Company focused its efforts on raising capital and further product development. General and administrative expenses increased to $374,882 during the six months ended June 30, 1997 from $223,249 during the six months ended June 30, 1996 principally as a result of an increase of $37,200 in rental expense due to an expansion of the Company's leased facilities, a $37,160 increase in insurance costs as a result of the Company's acquisition of a directors liability policy and the increase in coverage under the Company's errors and omissions policy, a $27,198 increase in consulting fees due to the addition of members to the Company's Scientific Advisory Board and the development of clinical studies and treatment guidelines, and a $23,008 increase in compensation expenses due to the hiring of additional personnel involved, in part, in administration.

FINANCIAL CONDITION

     The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the six months ended June 30, 1997, the Company funded its operations principally from proceeds obtained from the sales of Common Stock and Warrants to purchase Common Stock. During the six months ended June 30, 1997, the Company raised net proceeds of $1,200,000 from the sale of Common Stock and Warrants to purchase Common Stock.

     The Company has six revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $400,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. These lines, which were fully utilized at June 30, 1997, mature at various times through June 10, 1998. Subsequent to June 30, 1997, the Company repaid an aggregate of $130,000 under two of the revolving lines of credit. The Company was able to obtain these lines of credit because six unaffiliated individuals delivered to the bank irrevocable letters of credit in support of such lines, for which these individuals received options to purchase an aggregate of 400,000 shares of Common Stock for $1.13 per share.

     The Company believes that the proceeds from the latest sales of Common Stock and Warrants will enable the Company to fund operations through the end of fiscal 1997. While the Company also anticipates generating revenues from the sale of MPR evaluations in 1997, the amount of such revenues remains extremely uncertain due to the fact that the MPR technology is a new product. As of June 30, 1997, the Company had one contract with a distributor to market and sell the Company's MPR System. Although the Company believes that it can fund operations through the end of fiscal 1997, it will need additional funding to build infrastructure, implement its marketing plan and deliver a quality product. The amount of additional funding (if any) the Company receives will determine the degree to which it can accomplish these objectives. Without any additional funding, the Company does not believe it will be able to develop sufficient market awareness of the MPR System to operate profitably in the foreseeable future.

                                       PART II

                                  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits:

               Exhibit 10.1 Renewal Notices with respect to Business PrimeLine Promissory Notes between Registrant and Wells Fargo Bank, National Association.

               Exhibit 27.1   Financial Data Schedule

      (b)      Reports on Form 8-K.

               None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MYO DIAGNOSTICS, INC.

Date:  August 13, 1997                  By:/s/ Gerald D. Appel
                                        -------------------------------
                                        GERALD D. APPEL,
                                        PRESIDENT, CHIEF EXECUTIVE
                                        OFFICER AND CHAIRMAN OF THE BOARD
PAGE 10