Form 10QSB
period 1997-09-30
MYO DIAGNOSTICS INC
filed 1997-11-14
CIK 1029312

--------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1997

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _______________ to _________________


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

                                  Yes   X   No
                                      -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,223,037 shares issued and outstanding as of November 10, 1997.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---
--------------------------------------------------------------------------

                             MYO DIAGNOSTICS, INC.
                             INDEX TO FORM 10-QSB


PART I     FINANCIAL INFORMATION                                  PAGE

Item 1.    Financial Statements:

           Balance Sheet (unaudited) as of September 30, 1997       3

           Statements of Operations (unaudited) for the
           Three Months Ended September 30, 1997 and 1996 and
           the Nine Months Ended September 30, 1997 and 1996        4

           Statements of Cash Flows (unaudited) for the
           Nine Months Ended September 30, 1997 and 1996            5

           Notes to Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                         9

                                                       PART I
                                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                                              MYO DIAGNOSTICS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                  BALANCE SHEET
                                                   (UNAUDITED)


                                                                       SEPTEMBER 30,
                                                                            1997
                                                                        ------------
                            ASSETS
                            ------

Current assets:

     Cash..............................................................  $   542,615

     Accounts receivable - less allowance for doubtful
       accounts of $25,292.............................................        7,662

     Prepaid expenses..................................................       15,797
                                                                          ----------
          Total current assets.........................................      566,074

Furniture and equipment, net of accumulated
  depreciation of $199,012.............................................      178,704

Other assets, net of accumulated amortization
  of $4,344............................................................       34,992
                                                                          ----------
          Total assets.................................................  $   779,770
                                                                          ==========


  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:

     Accounts payable and accrued expenses.............................      109,333

     Current portion of obligations under capital lease................       24,770

     Notes payable to bank.............................................      270,000
                                                                          ----------
          Total current liabilities....................................      404,103

Obligations under capital lease........................................       61,628
                                                                          ----------
          Total liabilities............................................      465,731
                                                                          ----------

Commitments and contingencies

Shareholders' equity

     Preferred stock: no par value, 10,000,000 shares
       authorized, no shares issued and outstanding....................         ----

     Common stock: no par value, 50,000,000 shares
       authorized, 8,223,037 shares issued and outstanding.............    5,500,680

     Accumulated deficit during the development stage..................   (5,186,641)
                                                                          ----------
          Total shareholders' equity...................................      314,039
                                                                          ----------
          Total liabilities and shareholders' equity...................      779,770
                                                                          ==========



                                              MYO DIAGNOSTICS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                          Three Months                    Nine Months
                                                       Ended September 30,             Ended September 30,
                                                       -------------------             -------------------

                                                        1997            1996          1997             1996
                                                      ------          ------       -------           ------

Revenue........................................   $    4,197       $   5,000     $   9,771       $   13,650
                                                   ---------        --------      --------        ---------

Operating expenses:

  Research and development.....................       96,041          76,540       278,455          167,798

  Technical services...........................       47,893          55,566       170,637          128,182

  Sales and marketing..........................       26,599          18,966        66,145           66,670

  General and administrative...................      238,365         147,632       613,771          371,952
                                                   ---------        --------      --------        ---------
    Total operating expenses...................      408,898         298,704     1,129,008          734,602
                                                   ---------        --------      --------        ---------

    Loss from operations.......................     (404,701)       (293,704)   (1,119,237)        (720,952)

Other income (expense)

  Interest expense.............................      (11,955)        (15,788)      (37,043)         (43,512)

  Interest income..............................        6,155           3,326        38,180            5,121
                                                   ---------        --------      --------        ---------
    Total other income (expense)...............       (5,800)        (12,462)        1,137          (38,391)
                                                   ---------        --------      --------        ---------

    Loss before provision for income taxes.....     (410,501)       (306,166)   (1,118,100)        (759,343)

Provision for income taxes.....................            0               0           800              800
                                                   ---------        --------      --------        ---------
Net loss.......................................  $  (410,501)      $(306,166)  $(1,118,900)       $(760,143)
                                                   =========       =========     =========        =========


Net loss per share.............................  $     (0.05)      $   (0.04)  $     (0.14)       $   (0.11)
                                                   =========       =========     =========        =========


Weighted average number of shares outstanding..    8,223,037       7,241,037     8,034,539        6,820,580
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



                                           MYO DIAGNOSTICS, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -----------------------------------------
                                                                             1997                    1996
                                                                    -----------------          --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss.....................................................        $   (1,118,900)           $   (760,143)

  Adjustments to reconcile net loss to net cash used in
   operating activities:.......................................

    Depreciation and amortization..............................                39,929                  20,463

    Changes in operating assets and liabilities:...............

      (Increase) decrease in assets:

        Accounts receivable....................................                (7,662)                 13,446

        Prepaid expenses.......................................               (10,380)                 (1,171)

        Other assets...........................................                   420                  (2,442)

      Increase (decrease) in liabilities:

        Accounts payable and accrued expenses..................                (3,149)               (264,471)
                                                                       --------------            ------------
          Net Cash Used in Operating Activities................            (1,099,742)               (994,318)
                                                                       --------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Equipment purchases..........................................               (14,521)                (93,541)
                                                                       --------------            ------------

    Net Cash Used in Investing Activities......................               (14,521)                (93,541)
                                                                       --------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  (Repayments) borrowings on notes payable to related
   parties.....................................................              (130,000)                 83,500

  Net proceeds from issuance of common stock
   and warrants................................................             1,200,000               1,182,327

  Obligations under capital lease..............................               (19,266)                 46,566
                                                                       --------------            ------------
    Net Cash Provided by Financing Activities..................             1,050,734               1,312,393
                                                                       --------------            ------------
    Net (Decrease) Increase in Cash............................               (63,529)                224,534

CASH -- Beginning of Period....................................               606,144                   3,030
                                                                       --------------            ------------
CASH -- End of Period..........................................           $   542,615            $    227,564
                                                                       ==============            ============


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

     The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the nine months ended September 30, 1997, the Company incurred a net loss of $1,118,900. The Company is also in the development stage at September 30, 1997, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company is a development stage company that has yet to realize any material revenues. The Company is ready to bring its product to market, but needs additional funding to implement its marketing plan.

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

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996. The Company incurred net losses of $1,118,900 for the nine months ended September 30, 1997 and $760,143 for the nine months ended September 30, 1996. For the three months ended September 30, 1997 and 1996, the Company incurred net losses of $410,501 and $306,166, respectively.

     Revenues decreased from $13,650 for the nine months ended September 30, 1996 to $9,771 for the nine months ended September 30, 1997, and from $5,000 for the three months ended September 30, 1996 to $4,197 for the three months ended September 30, 1997. Revenues consisted primarily of fees for performance of MPR evaluations. Revenues were less for the three and nine months ended September 30, 1997 as fewer MPR evaluations were conducted during those periods.

     The Company's operating expenses increased to $1,129,008 during the nine months ended September 30, 1997 from $734,602 during the nine months ended September 30, 1996, and to $408,898 during the three months ended September 30, 1997 from $298,704 for the three months ended September 30, 1996. During the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, research and development and technical services expenses increased $110,657 and $42,455, respectively, primarily as a result of further product development and refinement. Research and development expenses increased $19,501, and technical services expenses decreased $7,673, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, respectively. Sales and marketing expense for the nine months ended September 30, 1997 decreased slightly compared to the nine months ended September 30, 1996 due to a reduction in marketing efforts during the first part of fiscal 1997 as the Company focused its efforts on raising capital and further product development. During the three months ended September 30, 1997, however, sales and marketing expense increased by $7,633 compared to the three months ended September 30, 1996 due to an increase in the Company's sales and marketing efforts during this three month period. During the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, general and administrative expenses increased to $613,771 from $371,952 respectively. This increase was principally as a result of an increase of $64,666 in rental and utility expenses due to an expansion of the Company's leased facilities, a $43,607 increase in consulting fees due to the addition of members to the Company's Scientific Advisory Board and the development of clinical studies and treatment guidelines, a $38,438 increase in insurance costs as a result of the Company's acquisition of a directors liability policy and the increase in coverage under the Company's errors and omissions policy, a $35,033 increase in compensation expenses and payroll taxes due to the hiring of additional personnel involved, in part, in administration, and a $27,242 increase in legal expenses due principally to securities and employment matters. Similarly, during the three months ended September 30, 1997 compared to the three months ended September 30, 1996, general and administrative expenses increased to $238,365 from $147,632, respectively. This increase was principally as a result of an increase of $26,494 in legal expenses, a $21,084 increase in rental and utility expenses, a $16,409 increase in consulting fees and a $15,275 increase in accounting expenses.

FINANCIAL CONDITION

     The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the nine months ended September 30, 1997, the Company funded its operations principally from proceeds obtained from the sales of Common Stock and Warrants to purchase Common Stock. During the nine months ended September 30, 1997, the Company raised net proceeds of $1,200,000 from the sale of Common Stock and Warrants to purchase Common Stock.

    The Company paid off two revolving lines of credit from a commercial bank in the total amount of approximately $130,500, in July 1997. The Company currently has four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. These lines, which were fully utilized at September 30, 1997, mature at various times through September 10, 1998. The Company was able to obtain these lines of credit because four unaffiliated individuals delivered to the bank irrevocable letters of credit in support of such lines, for which these individuals received options to purchase an aggregate of 270,000 shares of Common Stock for $1.13 per share.

     The Company presently has funds to continue operations at its present level only through the end of 1997. The Company expects very little or no revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of 1997, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

                             PART II

                         OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits:

               Exhibit 27.1   Financial Data Schedule

      (b)      Reports on Form 8-K.

               None.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities ExchangLe Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MYO DIAGNOSTICS, INC.


Date: November 13, 1997          By:    /s/ Gerald D. Appel
                                        ----------------------------
                                        GERALD D. APPEL, PRESIDENT,
                                        CHIEF EXECUTIVE OFFICER AND
                                        CHAIRMAN OF THE BOARD
                                        (Principal Financial and
                                        Accounting Officer)