Form 10KSB
period 1997-12-31
MYO DIAGNOSTICS INC
filed 1998-03-31
CIK 1029312

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-19285

                               MYO DIAGNOSTICS, INC.
                  (Name of Small Business Issuer In Its Charter)

             CALIFORNIA                                      95-4089525
      (State  or Other Jurisdiction                        (I.R.S. Employer
      of Incorporation or Organization)                  Identification  No.)

                           3760 SOUTH ROBERTSON BOULEVARD
                           CULVER CITY, CALIFORNIA 90232
               (Address of Principal Executive Offices and Zip Code)

                                 (310) 559-5500
                (Issuer's telephone Number, Including Area Code)

       Securities registered under to Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
         Title of Each Class                              on which Registered
         -------------------                              -------------------
                                       NONE

       Securities registered under to Section 12(g) of the Exchange Act:
                                       NONE

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.

                  Yes   X          No
                      -----           -----

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

       Revenues for the fiscal year ended December 31, 1997 will be disclosed pursuant to an amendment to this Form 10-KSB.

       At March 27, 1998 the aggregate market value of the voting stock held by non-affiliates of the issuer was $7,805,732.

       At March 27, 1998 the issuer had 8,323,037 shares of Common Stock, $0.001 par value, issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                     ----   ----
                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                    ITEMS OMITTED PURSUANT TO RULE 12B-25


       Items 6 and 7 of this Form 10-KSB have been omitted pursuant to Rule 12b-25 of the Exchange Act of 1934, as amended, and will be filed pursuant to an Amendment to this Form 10-KSB on or before April 15, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY AND PRIOR ACTIVITIES

         Myo Diagnostics, Inc. (the "Company") is a development stage company which was formed in 1988 to develop and bring to market a new patented medical information system called Muscle Pattern Recognition ("MPR"). The Company, headquartered in Culver City, California, was incorporated in California in January 1987 as AREX, Inc. The name was changed to Devion Group and then to Myo Diagnostics, Inc. in September 1989.

         The Company held a 97.2% general partnership interest in Myo Diagnostics, Ltd. (the "Partnership"), a California partnership, that began operations in April 1991. The Partnership researched and developed the hardware and related software to perform Muscle Pattern Recognition pursuant to a license agreement with Toomim Research Group ("TRG"), a partnership of three of the Company's shareholders, which holds a United States patent on the MPR technology. In December 1994, the Partnership's assets (including the license agreement) and liabilities were transferred to the Company at their book value and neither the Partnership nor the Company recognized any gain or loss. The 2.8% partners exchanged their interests in the Partnership, totaling $547,885, for 755,330 shares of Common Stock of the Company and notes in the aggregate principal amount of $175,000. The business combination was recorded in a manner similar to a "pooling-of-interest" method of accounting. Under this method, assets and liabilities of the Partnership were recorded at historical cost.

GENERAL

         The Company was formed to develop and bring to market a new patented medical information system called Muscle Pattern Recognition ("MPR"). MPR analyzes patterns of muscle recruitment--the engagement of muscles in order to perform a specific body movement--to provide objective evidence of muscle dysfunction which assists in the diagnosis of muscle injury. It can identify affected muscle sites, determine the existence of muscle dysfunction, and measure its severity. The results of an MPR evaluation are presented in a comprehensive report which is generated at the Company's central processing facility.

         The Company believes that the capabilities of its MPR System are unique and the MPR System addresses an unmet market need which has become even more pressing in view of the cost-consciousness of the present health care environment. The MPR System supports the cost-containment and risk management goals of insurers and managed care providers by giving them means to measure treatment outcomes, to eliminate unnecessary care, and to detect outright fraud. It can serve as a forensic medical tool in medical/legal cases and reduce the exposure of insurers of disability and workers compensation risks.

         MPR's scientific foundation originates from the research of Dr. Toomim, one of the principals of the Company. Over the ten-year period that preceded the formation of the Company, Dr. Toomim did extensive research on the patterns of interactions occurring between the various muscles which participate in the execution of a movement. Central to the MPR concept is the discovery of movement-specific patterns which can be captured by simultaneously recording the electromyographic ("EMG") signals of all participating muscles. The comparison of a patient's patterns with those of "normal" subjects, using an expert system (described in greater detail below), is the basis of the evaluation. Up until now, the Company has focused its development efforts on the back and neck muscle application; it plans to address other muscle groups in the future.

         The first MPR system prototype capable of measuring simultaneously up to 14 muscle sites was Alpha and Beta tested in early 1990. A limited market test was initiated in September 1990 in Southern California, through a non-exclusive Mobile Diagnostic Distributor. Four technologists were certified by the Company and approximately 300 patients were tested through June 1991. The Company appointed in-house and independent sales representatives to expand the market test. These market tests served to establish the prerequisites necessary to commence marketing the product. These prerequisites included: an independent scientific validation of the system, conclusive clinical studies, a demonstration of the successful use of MPR information as medical/legal evidence, and the publication of papers in peer reviewed journals. In the opinion of management, these prerequisites have been met. See "Product--Scientific Validation of the System" and "--Legal Validation of the System."

         In February 1996, the Company entered into a distribution agreement with Medical Consulting Images, Co. ("MCIC"), a well established, Cleveland-based diagnostic imaging service company. Under the distribution agreement, MCIC is committed to present the product to potential users to create awareness of the MPR procedure ("introduce" the product) in 20 markets in the five states in which it operates. As of December 31, 1997, MCIC has not successfully introduced the product. As of December 31, 1997, no MPR evaluations had been conducted through MCIC other than limited evaluations for clinical purposes. On February 27, 1998 the Company terminated its distribution agreement with MCIC.

MARKET

         MARKET ENVIRONMENT. The United States health care delivery and payment systems have been undergoing profound changes over the past few years. These changes have been driven by the determination of employers to halt the alarming escalation of health care spending, by the concerns of the health care industry over the threat of regulatory controls, and by a general awareness that the system is plagued by major flaws. "Liability System Incentives to Consume Excess Medical Care," a study by the RAND Corporation Institute for Civil Justice, found an estimated 59% of the costs submitted in support of soft injury claims for auto accidents was excess. This study further indicated that "the implications of this analysis reached far beyond auto insurance premiums. Our data clearly suggests that large amounts of medical resources are being unnecessarily consumed." Lead by managed care providers, the re-engineering of the industry has brought a new focus on the cost-effectiveness of services and procedures. Capitated payment plans have reversed the financial incentives of managed care providers, and insurers of traditional indemnity plans have had to adopt similar cost-containment techniques to compete.

         Management believes these trends will benefit the Company as MPR provides important means required for cost-containment: means to objectively diagnose a condition to aid in the selection of the most appropriate treatment course, means to measure outcomes which can prevent overuse, and means to detect fraud in workers compensation, personal injury, and disability cases involving back injury.

         BACK MUSCLE DIAGNOSTIC MARKET. Back pain and back muscle injuries from automobile, sports and work related accidents affect a large number of individuals. In 1994, back injuries represented the largest cause of workdays lost (27% of all non-fatal occupational injuries and illnesses involving days away from work) according to the 75 Resource Tables, United States Department of Commerce, Bureau of Labor Statistics (May 1996). According to Work Injury Management, Vol. 2, No. 4 (July/August 1993), lower back injuries were the most prevalent cause of compensable injuries in the United States with an estimated cost of $16 billion per year. The United States Department of Health and Human Services, Public Health Service, Agency for Health Care Policy and Research, stated in Publication No. 95-0643, Acute Low Back Problems in Adults:
Assessment and Treatment (December 1994) that low back problems affect more than 80% of the population sometime during their life. It also indicated that 50% of working aged adults experience symptoms of back pain each year. An article in California Worker's Compensation Enquirer, Vol. 13, No. 4 (October
1995) under the signature of Dr. Richard Hyman, estimates that, in 1994, soft tissue back injuries may have accounted for up to 70% or $2.1 billion of California's $3 billion annual worker's compensation medical costs. The Company believes that the United States offers as many annual examination opportunities for MPR as it does for MRI. According to Market Intelligence Research Company Annual Report (1993), there are in excess of seven million MRI examinations per year.

BUSINESS STRATEGY

         The Company's goal is to establish MPR as a widely recognized and accepted procedure, to capitalize upon the full potential of this technology by developing protocols for other applications, and to achieve and maintain a leadership position in muscle-related diagnostic techniques. The Company's strategy to achieve these goals consists of the following principal elements:

          - ESTABLISH THE PRODUCT IN THE HMO AND CORPORATE MARKETS through strategic partnerships with major health care firms, insurance companies and through direct sales to targeted self-insured corporations. The Company hopes that these strategic partners will introduce MPR to users with whom they have existing relationships, which will provide accelerated entry into a large number of HMOs and major corporations. One such partnership is presently being negotiated.

          - EXPAND GEOGRAPHICALLY through establishing regional and local distribution arrangements with diagnostic imaging services, rehabilitation centers and diagnostic clinics. The existing physician referral base of these distributors will provide access to the personal injury, workers compensation, and general back pain markets more rapidly. While the Company does not currently have any distributor relationships, the Company believes that distributors will have interest as the low capital investment and high margin of MPR provides an attractive opportunity for incremental profits.

          - INCREASE EXPOSURE AND PEER RECOGNITION THROUGH PUBLICATIONS IN MEDICAL AND SCIENTIFIC JOURNALS. Peer-reviewed publications play an important role in overcoming physician resistance to new procedures. Accordingly, the Company has an on-going program of studies and trials aimed at providing statistical and clinical evidence for publication. As of the date of this 10-KSB, the Company had no clinical study in process, and its ability to conduct additional clinical studies (each of which costs at minimum approximately $250,000) is dependent upon obtaining additional funding. See "Risk Factors--Need For Additional Funding".

         - DEVELOP NEW APPLICATIONS OF ITS CORE TECHNOLOGY. The Company intends to use its know-how and core technology to address other applications related to arm and leg muscles. For example, the development of appropriate protocols may allow the Company to introduce evaluation systems for carpal tunnel syndrome, rotator cuff injuries and pre- and post-operative arthroscopic surgery evaluation. In addition, the Company plans to develop a disability management information system designed to provide the elements necessary to predict potential high risk of injury, avoid injuries through appropriate preventative intervention, assess injury through MPR and other data, establish protocols for treatment of injuries, manage chronic back injury cases and establish outcome measures. This system of "disease management" provides significant elements of cost containment which are currently being sought by payors. The Company does not anticipate completing development of new applications for at least the next two years; in addition, its ability to complete development of new applications will be contingent in part upon obtaining additional funding or generating sufficient revenues from the MPR System.

PRODUCT

         The MPR System is a computer-assisted evaluation procedure which is based on the simultaneous measurement of electromyographic signals produced by 14 muscles during the execution of a movement. A patient's EMG readings, which are collected during the examination procedure, digitized, then processed by an expert system, can then be converted into graphic "images" of recognizable muscle patterns. A computer-assisted comparison of a patient's patterns with those produced by normal subjects reveals differences which are the basis of the diagnosis.

         All the proprietary components of the MPR System have been designed and built based on published and accepted scientific data and proven medical, electronic, and statistical technology. The two proprietary components of the system include:

     -   the Myo Diagnostics Expert System, and
     -   the Myo Diagnostics Muscle Pattern Recognition Report.

         The third component of the system is a data acquisition device which is commercially available, and which the Company purchases from third parties. The data acquisition device consists of a set of 33 cutaneous electrodes connected to the data acquisition device. The electrodes, which are commercially available, pick up the EMG signals produced by muscles and feed them into the device whose design provides for the simultaneous reception of up to 16 EMG signals.

         The data acquisition device has built-in features which analyze the quality of the signal received from each electrode and recognize and warn the technologist/operator of any malfunction, thereby ensuring that data reflects accurate EMG measurements. The data acquisition device also assists the operator by signaling the beginning and end of each movement through visual prompts and audio tones, and by providing a real-time feedback on the patient's performance through a graphic display.

         After affixing the electrodes on the skin of the patient's back at carefully selected muscle sites, the patient is directed to execute four repetitions of each of nine specific movements. Fourteen muscle sites are associated to each movement and report to the data acquisition device during the execution of such movement. Their repetitions are important for the protocol. To convert these parallel inflows of signals into digital patterns ("images"), the data acquisition device processes some 75,000 data points and calculates these points' relationships to each other.

         Technologists who perform the tests on the patient are presently required to receive three weeks training from the Company. No special governmental or regulatory license or approval is required for the technologists to perform the service.

         THE EXPERT SYSTEM. The data collected during the examination is submitted to the Company for processing. A report is generated which includes graphic, statistical and narrative representations of each muscle group's pattern compared to the pattern of a normative database of non-injured and pain-free subjects. The normative data has been collected utilizing the same protocols performed by the patient. The normative database is periodically updated as more data is collected. The report which is produced is reviewed to ascertain that the data was properly collected and processed.

         The system of statistical analysis used in the MPR evaluations is based on well-established principles of statistics which indicate that data which falls two standard deviations or more from the mean value of the data base to which it is compared has a statistical certainly of 95%-99% depending upon how far beyond two standard deviations the data falls. The MPR System requires that this phenomenon occur in multiple instances before it is considered to be significant for further analysis. This assures that there is a very high probability that the data is significant and a very low probability of falsely identifying an artifact as being significant.

         THE MUSCLE PATTERN RECOGNITION REPORT. The MPR Report provides the physician with findings to classify the patient as normal or with a graded level of muscle dysfunction. It provides four critical statements about the muscle groups examined, along with detailed information supportive of these conclusions:

-        EVIDENCE OF DYSFUNCTION:      Reports if muscle recruitment is normal
                                       or abnormal and, if abnormal, the
                                       location of the abnormality;

-        FREQUENCY AND SEVERITY        The severity of the dysfunction as
         OF THE DYSFUNCTION:           compared to normal and the frequency it
                                       occurs during the nine movements;

-        THE PATTERNS OF ABNORMAL      Graphic presentation of the abnormal
         MUSCLE RECRUITMENT:           muscle patterns including the patterns
                                       of muscle compensation;

-        THE BIO-MECHANICAL            Describes the reason for the functional
         EXPLANATION OF THE            adjustments made during movement.
         ABNORMAL MUSCLE
         COMPENSATION:

         Patients may be retested to measure progress and treatment and to assist the physician in making a decision for discharge. Such retests are not normal, but are done at the discretion of the physician. When a patient is retested to ascertain if additional treatment is advisable and the second MPR evaluation is compared to the baseline test, several other critical questions are addressed:

         IS THE PATIENT'S MUSCLE RECRUITMENT PATTERN NOW WITHIN THE RANGE OF
           NORMAL?
         IF STILL DYSFUNCTIONAL, HAS THE PATIENT PROGRESSED THROUGH TREATMENT? SHOULD THE INSURANCE COMPANY CONTINUE TO FUND FURTHER (OR DIFFERENT)
           TREATMENT?

         These questions address the issues of rehabilitation and short and long term disability which affect insurance reserves.

         SCIENTIFIC VALIDATION OF THE SYSTEM. In May 1992, an independent study of the Company's evaluation methodology was completed by Dr. Norman Carabet. The study determined that the overall classification accuracy of normal subjects was 90%. In a further cross validation study involving 196 subjects, the results confirmed the stability of the data base.

         In June 1992, a second clinical study was completed by Dr. Carabet. This study showed a high correlation between the Company's evaluation of doctor-diagnosed injured accident and Workers Compensation patients and the doctors' diagnoses. The results were particularly impressive because the test was able to detect injuries after a one to four week time lapse between the doctor's diagnosis and the Company's examination. A test/retest study of 40 of these patients indicated that 82% of the patients improved over a four week period. The retest also validated the accuracy of the Company's classification.

         Dr. Carabet received an option to purchase 15,000 shares of Common Stock for $750 for the provision of facilities and services in connection with these studies. The Company does not believe this affected his independence for purposes of the studies.

         The Company's MPR technology was submitted to leading academicians and clinicians. Dr. V. Reggie Edgerton of UCLA and Dr. Steven Wolf of Emory University reviewed the technical aspects of the MPR System in detail and confirmed the validity of the science behind the MPR technology. They have authored three published articles relating to the Company's MPR technology, entitled "Evaluating Patterns of EMG Amplitudes for Back and Trunk Muscles of Patients and Controls," International Journal of Rehabilitation and Health, Vol. 2, No. 1 (1996), "Theoretical Basis for Patterning EMG Amplitudes to Assess Muscle Dysfunction," Medicine and Science in Sports Exercise, Vol. 28, No. 6 (1996), and most recently, AEMG activity in neck and back muscles during selected static postures in adult males and females, Physiotherapy Theory and Practice, (1997) 13, 179-195.

         Dr. Edgerton and Dr. Wolf are members of the Company's Scientific Advisory Board and receive fees for attendance at meetings of that Board. See "Management -- Scientific Advisory Board." They have also received consulting fees on specific projects for the Company.

         LEGAL VALIDATION OF THE SYSTEM. In 1993, the California Workers Compensation Appeals Board ("WCAB") issued a decision that the Company had "... persuaded the Court as to the validity of the lien-claimant's [Myo Diagnostics] methodology and mechanism" and that "it found that the procedure (muscle pattern recognition) is a valid and useful diagnostic medical tool when used in the proper case...." This determination was in connection with an action pursuant to which an insurance carrier had sought refund of payments made to a provider who had submitted claims for use of the MPR System (and the WCAB denied the insurance company such refund). The Company believes that this opinion helps to validate MPR as a valid medical/legal procedure.

         No court or administrative body other than the California Workers' Compensation Appeals Board has examined the validity or invalidity of the MPR System.

COMPETITION

         The Company believes it has no direct competition and that no other system in use today is capable of delivering information similar in content, comprehensiveness and reliability to the Company's MPR system. EMG signals have been used by others to evaluate muscles at rest and muscles that do not have kinesiological relationships; but the Company believes that these methodologies are not supported by scientific studies and are not reliable. The Company believes that Magnetic Resonance Imaging ("MRI") does not compete with MPR because it cannot measure interactive muscle relationships when the muscles are under constant tension. MRI's use in relation to back problems is primarily to diagnose disk injuries.

         However, there are many companies, both public and private, which are active in the field of medical diagnostic imaging. Some of these companies have substantially greater financial, technical and human resources, have a well established name, and enjoy a strong market presence. There is no assurance that one or several such companies are not currently developing, or will not start developing, technology that will prove more effective or desirable than the Company's technology. Such occurrence could severely affect the Company's ability to establish and develop a market presence and to maintain its competitive position.

MARKETING AND DISTRIBUTION

         MARKET AWARENESS. The Company's success will depend in substantial part upon its ability to establish MPR as a standard medical practice for diagnosis of muscle dysfunction. The Company hopes to achieve this awareness through an active public relations campaign. Company personnel will contact providers in the application of MPR and advise payors of the benefits of its utilization. The Company will create a web page on the Internet which will encourage easy access to information about the Company and the procedure. The Company intends to sponsor additional clinical studies, with the expectation that the results will be submitted for publication in peer-reviewed scientific journals. The Company will be assisted in these efforts through the activities of the members of its Medical and Scientific Advisory Boards. The Company will encourage these members to write articles about the MPR technology and present the technology at various professional conferences. The Company also intends to increase awareness through trade shows, seminars, professional conferences and scientific presentations. The Company may utilize direct mail to initiate contacts with key decision makers in target markets.

         The extent to which the Company can create this market awareness will depend in part upon obtaining additional funding. See "Risk Factors--Need for Additional Funding."

         MARKET TARGETS. The Company's market is comprised principally of two major segments: the medical/legal market, which deals primarily with workers compensation and personal injury claims, and the physical medicine market. Initially, the Company will focus primarily on the medical/legal segment. To this end, the Company will continue to target strategic alliances with firms servicing insurance companies, HMOs and PPOs, self-insured employers and their third-party plan administrators, and risk and case management companies. The Company will also target the medical providers which service these markets such as hospitals, rehabilitation clinics, industrial clinics, diagnostic centers, physicians, physical therapists and MRI imaging centers. This second group is also an important component of the Company's strategy because, in addition to its capacity to prescribe MPR, it may serve as a delivery vehicle.

         INSURANCE COMPANIES are primary targets because their reimbursement policies and practices have a profound impact on the medical diagnostic industry; they largely dictate pricing policies, methods of distribution and growth strategies. Insurance companies are also playing an increasingly important role as prescribers. For example, recent workers compensation reforms in California have given insurers more control over treatment regimen. An insurer can now dictate the treatment of a patient for up to four months. Because MPR can serve to control direct medical costs and indirect costs such as lost time, disability claims, and litigation costs, the Company believes that its procedure will be well received by insurers who may become a major source of referrals, particularly in the workers compensation market.

         HMOs AND PPOs are expected to be of vital importance to the Company due to their leadership role in the cost containment drive and the considerable market share they enjoy.

         SELF-INSURED EMPLOYERS paid claims representing 34% of the claims paid in California for worker's compensation in 1995, according to Table No. 1, 1995 State Wide Totals, Department of Industrial Relations, Office of Self-Insurance Plans, (1996). This could be a significant market for the MPR System.

         HEALTH CARE PLAN ADMINISTRATORS are large organizations which provide services to public and private self-insured employers. In their role to manage private plans, they can influence care strategies and/or treatment selection criteria, and they may have authority to commit funds for evaluation and treatment. Most of them have financial incentives to contain costs and limit payors' exposure related to ongoing treatment and disability.

         HOSPITALS, INDEPENDENT CLINICS, DIAGNOSTIC CENTERS AND PHYSICIANS will be recruited as evaluation centers for MPR evaluations. These providers may become the delivery system for corporate clients and insurance companies. They may service the medical/legal market and may later become the sites for entry into the medical back pain and physical medicine market.

         SERVICE DELIVERY STRATEGIES. The Company intends to market its services on a per-use basis, directly ("Direct Services Operations") and through distributors. As of the date of this 10-KSB, the Company has not performed any MPR evaluations except as part of research and development, clinical studies and test marketing.

         Patient data will be processed by, and reports will be prepared at, the Company's evaluation center at its executive offices in Los Angeles, California. The Company may establish other evaluation centers either as stand alone co-ventures with existing diagnostic, physical therapy and rehabilitation facilities, or based on lease arrangements with hospitals. The Company believes an evaluation center can be operated at very low fixed overhead by subleasing space and services at existing clinics.

         DIRECT SERVICES OPERATIONS. In this mode of operation, services will be provided either at a Company-owned and operated facility (evaluation center), or at the facility of a provider (mobile testing services). Mobile testing services will allow patient examinations to take place on the premises of medical providers, using the Company's equipment and personnel. The Company believes that this approach will overcome providers' resistance to invest in equipment and incur additional personnel costs. As of the date of this 10-KSB, the Company had no contracts for mobile testing services.

         DISTRIBUTORS. The Company intends to establish distributor operations with firms which presently provide mobile and fixed-site MRI, CT and ultrasound services to hospital clinics and managed care locations. These firms, which market to the same referral base of doctors, payors and HMO's which will refer MPR, are attracted by the low capital investment and high margin of MPR.

REGULATORY REQUIREMENTS

         The data acquisition device used in the MPR System is subject to regulation by the Food and Drug Administration ("FDA"). Under the FDA Act, manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing, packaging and marketing of medical devices. FDA clearance to allow commercial sales and use may be acquired by means of a new pre-market approval ("PMA") application to the FDA or by notification under
Section 510(k) of the FDA Act that the medical device used demonstrates "substantial equivalence" to devices on the market prior to 1976 or already approved under PMA applications. A substantially equivalent device requires no clinical trials such as those needed to establish the efficacy of a drug or invasive diagnostic system.

         The Company purchases the data acquisition device from Thought Technologies, Ltd., an unaffiliated manufacturer. The Company has been advised by the manufacturer that the data acquisition device used in the MPR system may be used as a result of notification under Section 510(k) of the FDA Act that it is deemed to be a substantially equivalent medical device. The Company believes that its use of the device is in compliance with the intended use of the device as contemplated by the Thought Technologies, Inc. Section 510(k) notification. The Company makes no marketing or use claims for the device inconsistent with such intended use. Any person who distributes a medical device in violation of the FDA Act is subject to having such distribution enjoined and to civil monetary penalties.

         If the Company distributes the device, the Company must notify the FDA by filing two short data entry forms, which forms are not subject to review or approval by the FDA. The Company has filed these forms.

         In the event that the data acquisition module is not available from a third party, the Company could manufacture the module itself (and, in past years, did manufacture such device). The Company's authority to manufacture and market the data acquisition module would be based upon its notification under
Section 510(k) of the FDA Act that its device was a substantially equivalent medical device, which notification was accepted by the FDA in 1990.

         The Company believes that no other aspect of the MPR System is subject to regulation by the FDA.

INTELLECTUAL PROPERTY

         The Company licenses the right to manufacture, market, sell, distribute and further develop the MPR System and MPR technology and any related or derivative technology throughout the world pursuant to an exclusive license with TRG, a partnership among Gerald D. Appel, Daniel J. Levendowski and Hershel Toomim. Mr. Appel and Mr. Toomim are directors of the Company, and Mr. Appel is the principal shareholder and Chief Executive Officer of the Company. The MPR System and related technology and all additions or modifications thereto remain the property of TRG, provided, however, that any derivative technology developed by the Company for purposes other than the evaluation and treatment of muscle dysfunction in the back, arms and legs ("Derivative Technology") will be the property of the Company.

         The Company pays royalties to TRG for the use of the MPR technology and any Derivative Technology as follows: (i) the lesser of $30.00 per use or 10% of total revenues received by the Company for each of the first 10,000 times the MPR procedure is ever used, (ii) the greater of $12.50 per use or 5% of total revenues received by the Company for each use thereafter, (iii) 5% of total revenues received by the Company for each sale, lease, license or other transfer of the MPR procedure or related equipment or technology and (iv) 3% of total revenues received by the Company for each sale, lease, license or other transfer of the Derivative Technology. The Company is not required to make any payments on revenues pursuant to (iii) or (iv) to the extent royalties were previously paid on such revenues pursuant to (i) or (ii). The procedure has been used in clinical tests approximately 350 times to date.

         The license expires in 2013. The license is terminable by TRG upon 14 days notice (subject to cure during such period) (i) if the Company fails to observe the terms of the Agreement, (ii) if the Company becomes insolvent or generally fails to pay its debts when due, (iii) the assignment by the Company of its property for the benefit of the Company's creditors or the appointment of a receiver for any part of the Company's property, (iv) the commencement of any proceedings under bankruptcy or insolvency law by or against the Company and (v) the sale or other transfer of the license by the Company without TRG's consent.

         If the license is terminated for any reason, the Company becomes subject to a three-year agreement not to engage in the manufacture, sale or distribution of the MPR system or any similar product in any area in which the MPR system or procedure has been sold.

         The Company and TRG rely upon the law of trade secrets, patent protection and unpatented proprietary know-how to protect the MPR technology. Due to the rapid technological change that characterizes the medical device industry, the Company believes that reliance upon trade secrets and unpatented know-how, and on the continued introduction of improvements and new products, are generally as important as patent protection in establishing and maintaining a competitive advantage. TRG was granted a United States patent covering the MPR system, which expires in 2013.

         The Company presently has no patent protection of the MPR technology outside the United States. The Company has the right to file patent applications and attempt to obtain patents in other jurisdictions. To date, the Company has not done so, in part because of lack of funds. TRG is under no obligation to patent the MPR technology in any jurisdiction and the Company's determination as to whether or not to seek patent protection will depend upon a number of factors, including the likelihood of the issuance of the patent, the Company's financial resources and marketing plans.

EMPLOYEES

         As of December 31, 1997, the Company had 13 full time and two part time employees, including six involved in research and development and nine involved in administration, operations and marketing.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company operates from leased facilities in Culver City, California consisting of approximately 9,749 square feet. Research and development, manufacturing, and report processing activities are centralized to allow closer control over service and response time, and to better protect the technology. The current annual base rental for the facilities is $123,600 and the current term of the lease expires in September 1999. The Company will also conduct research and development activities and clinical studies at universities and research hospital sites where the independent primary investigators reside. To the extent that these studies are conducted, they will be funded by the Company.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any litigation.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS.

         On December 30, 1997, a majority of the Company's shareholders approved by written consent an amendment to the Company's bylaws increasing the authorized number of directors from three to a number not less than four nor more than seven, and fixing the exact number of directors at five. The amendment to the bylaws was approved by shareholders holding 4,183,185 shares, or 50.3%, of the Company's outstanding Common Stock, the only securities of the Company entitled to vote on the matter. The matter was not submitted for approval to the remaining holders of the Company's outstanding Common Stock.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS.

COMMON STOCK AND DIVIDENDS

         There is no public market for the Company's Common Stock. As of March 30, 1998, there were ninety-three holders of record of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1994, the Company entered into a Securities Purchase Agreement (the "December Purchase Agreement") with Ontario Municipal Employees Retirement Board ("OMERB"). Pursuant to the terms of the December Purchase Agreement, the Company sold to OMERB 680,741 shares of Common Stock for an aggregate purchase price of $1,000,000, and granted to OMERB currently exercisable warrants to purchase 100,000 shares (the "Series A Warrant") and 83,333 shares (the "Series B Warrant") of Common Stock with a current exercise price of $1.50 and $1.75 per share, respectively. On December 15, 1997, OMERB elected to exercise the "Series A Warrants" to purchase 100,000 shares of the Company's Common Stock for $1.50 per share, for a total purchase price of $150,000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

DIVIDENDS

         Myo has never paid any dividends on its Common Stock. Myo intends to retain any earnings for use in its business and does not intend paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The following table sets forth information with respect to each director, executive officer and key personnel of the Company.

      NAME                         AGE    POSITION
      ----                         ---    --------
      Gerald D. Appel              62     President, Chief Executive Officer and
                                          Chairman of the Board of Directors

      Gary D. Weinhouse, Esq.      29     Director of Operations

      Kathleen Day                 41     Director of Research and Development

      Dr. Theodore Goldstein       60     Medical Director

      Dr. Hershel Toomim, Sc.D.    81     Director

      Wayne C. Cockburn            40     Director

      Harvey Wineberg              65     Director

      Donald Christie              43     Director

-----------------

         MR. APPEL has served as President and Chief Executive Officer of the Company since 1991, and as a director of the Company since inception. Mr. Appel is also Chairman of the Board of Directors.

         MR. WEINHOUSE, JD, PFP, Director of Operations, is responsible for training, technical services, and support operations. Previous experience includes the practice of law and consulting for Arthur Andersen. He received his BA and PFP from UCLA and JD from Loyola Law School. Mr. Weinhouse has experience in Financial consulting, strategic planning, corporate, taxation, negotiation, litigation and securities matters.

         MS. DAY has served as Director of Research and Development of the Company since March 1997. Ms. Day has been a member of the UCLA Neurophysiology laboratory, headed by V. Reggie Edgerton. As such, she has participated in projects funded by the National Institute of Health and NASA. Ms. Day has been associated with the development of the MPR technology for the past four years.

         DR. GOLDSTEIN became Medical Director of the Company in March 1997.
He has been a practicing orthopedist for more than 30 years. He is currently the Director of the West Coast Spine Institute in Los Angeles, California. Dr. Goldstein lectures extensively on back injury and has co-authored the book, "Win The Battle Against Back Pain," (1996). He graduated from the University of Illinois Medical School with honors in 1964.

         DR. TOOMIM has served as a Director of the Company since he co-founded it with Mr. Appel in 1988. Dr. Toomim also served as Vice President of Research and Development of the Company from 1988 to 1996.

         MR. COCKBURN has served as a Director of the Company since July 1995. Mr. Cockburn has been employed by Imutec Corporation, a Canadian biopharmaceutical company, since January 1995, and is currently Vice President of Corporate Development. From 1994 to 1995 Mr. Cockburn was an investment banker with McDermid St. Laurence Chisholm, Ontario, Canada, and for more than the three years prior to that, he was a securities broker with Midland Walwyn, Ontario, Canada.

         HARVEY WINEBERG has served as a director of the Company since January 1998. Mr. Wineberg received his C.P.A. in 1956. Since 1963, he has been the President and Managing Partner of the C.P.A. firm of Wineberg & Lewis of Chicago,

Illinois. Prior to that he was a founder of Ticketron, Inc. Wineberg is a Director of the Columbus Hospital Foundation and has served on the Board of Directors of the Mid-Town Bank of Chicago, Illinois for 20 years. In 1978, Mr. Wineberg completed study at the Kent College of Law and was admitted to the Illinois Bar in 1979.

         DONALD CHRISTIE has served as a director of the Company since January 1998. Mr. Christie is a Director of Newcourt Capital's head office investment banking group in Toronto, Canada. He is responsible for the syndication of structured debt financings underwritten by Newcourt Capital. Prior to joining Newcourt, Mr. Christie was a Vice President with First City Capital Markets Inc., a merchant bank. Mr. Christie began his career in 1977 at Coopers & Lybrand. In 1982 he joined Continental Bank of Canada and gained further corporate finance experience with Toronto Dominion Securities Inc.

MEDICAL ADVISORY BOARD

         The Company has a Medical Advisory Board ("MAB") whose members are physicians who were contacted by the Company based upon their prominence and expertise in medical fields which the Company believed relevant to the Company's business, and who accepted invitations to serve upon the MAB. The role of the MAB is to advise on the medical considerations involved in designing the product, to provide a user/prescriber perspective, and to assist with the design of clinical trials. The MAB meets on an ad hoc basis. Members of the MAB presently receive $750 for each meeting attended. Certain members of the MAB are, and others may become, shareholders of the Company.

         THEODORE GOLDSTEIN, M.D., F.A.C.S., MEDICAL DIRECTOR: Dr. Goldstein graduated from the University of Illinois Medical School with honors in 1964. He is a practicing orthopedist for more than 30 years. He is currently the Director of the West Coast Spine Institute in Los Angeles, California. Dr. Goldstein lectures extensively on back injury and has co-authored the book, "Win The Battle Against Back Pain," (1996).

         GUNNAR ANDERSSON M.D., PH.D. Dr. Andersson is Chairman of Orthopedic Surgery at Rush Presbyterian - St. Luke's Medical Center in Chicago. He is the deputy editor for the journal SPINE. Dr. Andersson is also a managing partner of Midwest Orthopedics and has served as President of the International Society for the Study of the Lumbar Spine.

         PHILIP J. FAGAN, JR., M.D. Dr. Fagan obtained his medical degree from the Tulane University School of Medicine, New Orleans in 1969. He is the Chief Executive Officer and President of Emergency Department Physicians Medical Group Inc. Dr. Fagan is the Director of the Emergency Department for Daniel Freeman Marina Hospital, Marina Del Rey and the Hollywood Presbyterian Medical Center, Los Angeles. He is the Medical Director of E.R. Physicians Medical Group, Inc., and Chief Executive Officer and Medical Director of the Burbank Urgent Care and Industrial Medicine Clinic. He is a Diplomate of the American Board of the Emergency Physicians and the American Board of Family Practice and a Fellow of the American Academy of Family Physicians and the American College of Emergency Physicians.

         HOWARD FULLMAN, M.D. Dr. Fullman has been trained as a medical technologist and as such has consulted for major health care firms regarding medical devices and procedures. He presently sits on the Board of Directors of several privately held medical services companies. Dr. Fullman has a medical practice in Los Angeles California.

         ALAN J. GOLDMAN, M.D. Dr. Goldman was awarded his degree in medicine from the University of Michigan Medical School in 1971. Currently he is in private practice while serving as an Assistant Clinical Professor of Neurology at the University of California at Irvine. For ten years beginning in 1976, he was an Assistant Clinical Professor of Neurology at UCLA and was the Chief of Staff and Chairman of the Department of Medicine at the Medicine Center at Garden Grove, California. Dr. Goldman serves as a neurological reviewer of new technologies for a number of national insurance carriers.

         DR. MICHAEL SINEL, M.D. Dr. Sinel received his medical degree from the State University of New York at Downstate Medical Center. He is board certified in physical medicine, rehabilitation and pain management. He is engaged in ongoing clinical research and has published several scientific articles. Dr. Sinel is attending physician at Cedars-Sinai Medical and with the UCLA Comprehensive Spine Center.

SCIENTIFIC ADVISORY BOARD

         The Company has a Scientific Advisory Board ("SAB") whose members are persons who were contacted by the Company, based upon their prominence and expertise in scientific fields related to the Company's business (including the scientific aspects of the MPR technology and in the area of statistical analysis, including modeling), who accepted invitations to serve upon the SAB. This Board meets twice yearly in January and July, and members receive $2,500 for each meeting attended.

         GUNNAR ANDERSSON M.D., PH.D. Dr. Andersson is Chairman of Orthopedic Surgery at Rush Presbyterian - St. Luke's Medical Center in Chicago. He is the deputy editor for the journal SPINE. Dr. Andersson is also a managing partner of Midwest Orthopedics and has served as President of the International Society for the Study of the Lumbar Spine.

         ANTHONY DELITTO, PH.D. Dr. Delitto is an Associate Professor and Chairman of the Department of Physical Therapy in the School of Health and Rehabilitation Services at the University of Pittsburgh. Dr. Delitto also serves as the Director of Research for the Comprehensive Spine Center at the University of Pittsburgh and Vice President for Education and Research at CORE network.

         V. REGGIE EDGERTON, PH.D., M.S. Dr. Edgerton received his Bachelor of Science in Physical Education and Biology from East Carolina University, his Master of Science in Physical Education from the University of Iowa and Ph.D. in Exercise Physiology from Michigan State University. Dr. Edgerton is currently a professor within the Physiological Sciences Department at UCLA and has served as Chairman of UCLA's Department of Kinesiology. Dr. Edgerton has published over 200 papers in peer-reviewed journals focusing primarily on muscle fiber and its activity. Since 1980, he has been the Project Program Director of the NIH Grant regarding neurological sciences. He has also worked with NASA and has published extensively regarding muscle adaptation outside Earth's atmosphere. Dr. Edgerton has been an officer of and/or associated with organizations including the American Physiological Society, the American College of Sports Medicine, the American Society of Gravitational Biology, the Society for Neurosciences, the Neurotrauma Society, and the American Spinal Injury Association.

         JULES ROTHSTEIN, PH.D., PT. Dr. Rothstein received his B.S. in Physical Therapy, physical therapy certification, M.A. in Kinesiology and Ph.D. in Physical Therapy from New York University. Dr. Rothstein is currently Chair and Professor of Physical Therapy at the University of Illinois at Chicago. He serves as an editor of the JOURNAL OF PHYSICAL THERAPY, the leading peer review journal for physical therapy. He joined with Dr. Wolf and Serge Roy to author the ARehabilitation Specialist's Handbook.

         STEVEN L. WOLF, PH.D. Dr. Wolf received his Bachelor of Arts in Biology from Clark University, his Master of Science degrees in Physical Therapy from Boston University and Anatomy from Emory University and his Ph.D. in Anatomy and Neurophysiology from Emory University. Dr. Wolf is currently a professor and Director of Research within the Department of Rehabilitation Medicine, Emory University School of Medicine. Dr. Wolf has published over 130 papers in peer-reviewed journals, authored six books focusing on electromyography, biofeedback, physical therapy and rehabilitation and has made over 300 presentations, including key note speaker for groups including the American Association of Orthopedic Surgeons, the American Physical Therapy Association, the International Society for Electrokinesiology and the American Neurology Association. Dr. Wolf has received over 20 grants from organizations including the National Institute of Aging and the Veterans Administration. Most recently, Dr. Wolf has served as Chairman of the Advisory Council of the American Physical Therapy Association, Board of Director of the International Society for Electrokinesiology, Chairman of the Scientific Abstracts Committee of the World Confederation of Physical Therapy, External Reviewer for Rehabilitation Graduate Programs for the University of Toronto and Massachusetts General Hospital (Harvard University) and on the Advisory Committee for the MGH Institute of Health Professions.

         JONATHAN FIELDING MD MPH MBA, Senior Advisor, is a successful health care entrepreneur as the founder of a wellness company selling to the employer market, former Johnson & Johnson executive, and an expert in public health research and practice. He is a Professor at the Schools of Public Health and Medicine, UCLA, a consultant to health care companies and government agencies, and Acting Health Officer of Los Angeles County. He is advising Myo management on strategic planning, alliance development and research and development. He received his MD, MPH and MA degrees from Harvard University and MBA in Finance from Wharton School of Business.

         BILL FINKLE PHD is an economist with a MS in Mathematics and a Ph.D. in Economics from M.I.T. Dr. Finkle has conducted epidemiological studies, including many projects sponsored by the National Institutes of Health, since the 1970s. Dr. Finkle is President of Consolidated Research, Inc., a firm of specialists in Epidemiology, Economics, and Statistics conduction research for clients in the health care industry with emphasis on firms in the Pharmaceutical Industry. Dr. Finkle brings to Myo Diagnostics, Inc. a combination of research and business experience which we expect to be exceedingly useful.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets for certain information regarding the compensation of the Company's Chief Executive Officer for the fiscal years ended December 31, 1997 and 1996 (no other officer had annual compensation in excess of $100,000 during either of those years):

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                                                                   ------------
                                                                    Number of
                              Fiscal Year    Annual Compensation    Securities
                                 Ended       -------------------    Underlying      All Other
Name and Principal Position   December 31,     Salary    Bonus       Options      Compensation
---------------------------   ------------   -------------------   ------------   ------------
Gerald Appel, President and       1997       $ 124,000    $ 0           0             $ 0
  Chief Executive Officer         1996       $ 124,000    $ 0           0             $ 0


STOCK OPTION PLAN

         The Company adopted a Stock Option Plan (the "1997 Plan") in December 1997. The purpose of the 1997 Plan is to attract, retain and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the Common Stock of the Company. Each director, officer, employee or consultant of the Company is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1997 Plan is 1,000,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1997 Plan.

         The 1997 Plan authorizes the Board of Directors or a committee of the Board whose members shall serve at the pleasure of the Board (the "Administrator") to grant stock options to eligible directors, officers, employees and consultants of the Company. Stock Options granted under the 1997 Plan may, at the discretion of the Administrator, either be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not qualify as "incentive stock options." The 1997 Plan currently is administered by the Board of Directors of the Company. Subject to the provisions of the 1997 Plan, the Board will have full and final authority to select the executives and other employees to whom options will be granted thereunder, to grant the options and to determine the terms and conditions of the options and the number of shares to be issued pursuant thereto.

         As of March 27, 1998, the Board had granted options covering an aggregate of 445,000 shares of Common Stock under the 1997 Plan to certain directors, executive officers and consultants of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no stock options granted to the Chief Executive Officer during the year ended December 31, 1997.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS

         The Chief Executive Officer did not hold any stock options of the Company during the fiscal year ended December 31, 1997.

DIRECTOR COMPENSATION

         On December 30, 1997, the Board of Directors approved the grant under the Company's 1997 Plan of an option to purchase 20,000 shares of Common Stock for $1.80 per share to each non-employee director of the Company (Hershel Toomim and Wayne Cockburn). These grants were to compensate Messrs. Toomim and Cockburn for services rendered in

1997 as they did not receive any other compensation for such services. Each option has a five-year term, but expires earlier if the optionee ceases to be a director.

         In addition, the Board of Directors approved the grant under the 1997 Plan to each of the four non-employee directors as of January 1, 1998 of an option to purchase 20,000 shares for services to be rendered in 1998 for $1.80 per share. The options are identical to the options granted for services rendered in 1997, except they are not exercisable unless the optionee continues to serve as a director through December 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                            PRINCIPAL SHAREHOLDERS

         The following table sets forth as of March 31, 1998, certain information relating to the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) the Chief Executive Officer and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The address of each individual listed is in care of the Company, 3760 South Robertson Boulevard, Culver City, California 90232, unless otherwise set forth below such person's name.

                                                                 Number
Name and Address                                                 of Shares    Percent of Class
----------------                                               ------------   ----------------
Gerald D. Appel (1)............................................  3,715,019         44.64%

Ontario Municipal Employees Retirement Board (2)...............  1,401,561         16.24
  One University Avenue, Ste 1000, Tornoto, Ontario M5J 2P1

Altamira Management Ltd. (3)...................................    750,000          8.85
  250 Bloor Street East, Ste 300, Toronto, Ontario M4W 1E6

Bona Vista Asset Management Ltd. (4)...........................    450,000          5.35
  2300 Younge Street, Ste 2900, Toronto, Ontario M4P 1E4

Dr. Hershel Toomim, Sc.D (5)...................................    212,000          2.54

Wayne C. Cockburn (6)..........................................     82,000            *

Harvey Wineberg................................................         --           --

Donald Christie (7) ...........................................     37,500            *

All of the directors and executive officers as a group
     (8  persons) (8)..........................................  4,076,519         48.45%

----------------------------
*   Less than 1%

(1) Includes 111,900 shares with respect to which Mr. Appel believes he has voting power as a result of a proxy granted by Daniel J. Levendowski

(2) Includes 305,555 shares of Common Stock reserved for issuance upon exercise of warrants which are currently exercisable.

(3) Includes 150,000 shares of Common Stock reserved for issuance upon exercise of warrants which are currently exercisable.

(4) Includes 90,000 shares of Common Stock reserved for issuance upon exercise of warrants which are currently exercisable.

(5) Includes 20,000 shares of Common Stock reserved for issuance upon exercise of warrants which are currently exercisable.

(6) Includes 20,000 shares of Common Stock reserved for issuance upon exercise of warrants which are currently exercisable.

(7) Includes 20,000 shares of Common Stock reserved for issuance upon exercise of warrants which are currently exercisable.

(8) Includes 111,900 shares with respect to which Mr. Appel believes he has voting power as a result of a proxy, and 90,000 shares of Common Stock reserved for issuance upon exercise of stock options which are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1994, the Company entered into a Securities Purchase Agreement (the "December Purchase Agreement") with Ontario Municipal Employees Retirement Board ("OMERB"). Pursuant to the terms of the December Purchase Agreement, the Company sold to OMERB 680,741 shares of Common Stock for an aggregate purchase price of $1,000,000, and granted to OMERB currently exercisable warrants to purchase 100,000 shares (the "Series A Warrant") and 83,333 shares (the "Series B Warrant") of Common Stock with a current exercise price of $1.50 and $1.75 per share, respectively. On December 15, 1997, OMERB elected to exercise the "Series A Warrant" to purchase 100,000 shares of the Company's Common Stock for $1.50 per share, for a total purchase price of $150,000. The Series B Warrant expires on June 23, 1998.

         In August 1995, the Company entered into another Securities Purchase Agreement (the "August Purchase Agreement") with OMERB. Pursuant to the terms of the August Purchase Agreement, the Company sold to OMERB 111,111 shares of Common Stock for an aggregate purchase price of $200,000, and granted to OMERB currently exercisable warrants to purchase 222,222 shares of Common Stock (the "Series C Warrant") with a current exercise price of $2.00 per share. The Series C Warrant expires on December 31, 1998.

         The Company licenses the right to manufacture, market, sell, distribute and further develop the MPR System and technology and any related or derivative technology throughout the world pursuant to an exclusive twenty-year license with TRG, a partnership among Gerald D. Appel, Daniel J. Levendowski and Hershel Toomim. Mr. Appel is the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of the Company, and Dr. Toomim is a director and a principal shareholder of the Company. See "Description of Business--Intellectual Property."

         In May 1996 the Company issued to Waldorf Investment Advisory Services, a corporation controlled by Mr. Cockburn, 100,000 shares of Common Stock in satisfaction of obligations aggregating $100,000 of the Company to such corporation for investment banking and financial consulting services rendered during the prior several years. This corporation presently provides no services to the Company.

         On December 30, 1997, the Board approved the extension of the expiration date of certain warrants (the "Guaranty Warrants") which had been issued by the Company to six individuals who had guaranteed an aggregate of $400,000 of loans obtained by the Company from Wells Fargo Bank. The Board approved the extension of the expiration date of such Guaranty Warrants to December 31, 1998.

         On December 30, 1997, the Board approved the extension of the expiration date of certain warrants issued to Altamira Management, Ltd. And Bona Vista Asset Management, Ltd. Such warrants to purchase an aggregate of 240,000 shares of Common Stock (hereinafter the "Financing Warrants") were granted in December 1996 and April 1997 as part of a private placement. The expiration date of the Financing Warrants was extended to December 31, 1998.

         On December 30, 1997, the Board approved the grant of an option to Jonathan Fielding in connection with services which Mr. Fielding has provided and will provide as a consultant to the Company (which services commenced in September 1997). Mr. Fielding also serves on the Scientific Advisory Board of the Company. The option provides for the purchase of up to 205,000 shares of Common Stock for $1.80 per share, of which 75,000 shares were vested as of the date of grant and

65,000 shares will vest on each of September 30, 1998 and 1999. In addition, the option provides for the purchase of up to an additional 50,000 shares of Common Stock for $2.00 per share if the fair market value of the Common Stock exceeds $7.00 per share. This option expires on September 30, 2002.

         On December 30, 1997, the Board of Directors also approved the grant to Donald Christie of a five-year option to purchase 20,000 shares for $1.80 per share. This option was granted in consideration of consulting services provided by Mr. Christie to the Company.

         From time to time Gerald D. Appel has loaned funds to the Company. These loans were payable on demand with interest at the rate of 10% per annum. The largest amount outstanding to Mr. Appel for these loans at any time since January 1, 1995 was $90,000. At March 30, 1998, no loans were outstanding.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  See attached Exhibit List.

         (b)      Reports on Form 8-K.

                  None.


                SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                    EXCHANGE ACT BY NON-REPORTING ISSUERS

         As of the date this Form 10-KSB is filed with the Securities and Exchange Commission, the Company has not provided to its security holders any annual report with respect to the fiscal year ended December 31, 1997, nor has the Company sent to more than 10 of its security holders any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meetng of security holders for the fiscal year ended December 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MYO DIAGNOSTICS, INC.

                                      /s/ Gerald Appel
                                -----------------------------------------
                                By:   Gerald D. Appel
                                Its:  President, Chief Executive Officer and
                                      Chairman of the Board (Principal Financial
                                      and Accounting Officer)


                              POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Gerald D. Appel and Gary Weinhouse, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                    Title                              Date
         ---------                                    -----                              ----
   /s/ Gerald D. Appel               President, Chief Executive Officer and          March 30, 1998
---------------------------------    Chairman of the Board of Directors
       Gerald D. Appel               (Principal Financial and Accounting Officer)

   /s/ Hershel Toomim                Director                                        March 30, 1998
---------------------------------
       Dr. Hershel Toomim, Sc.D.

   /s/ Wayne Cockburn                Director                                        March 30, 1998
---------------------------------
       Wayne C. Cockburn

   /s/ Harvey Wineberg               Director                                        March 30, 1998
---------------------------------
       Harvey Wineberg

   /s/ Donald Christie               Director                                        March 30, 1998
---------------------------------
       Donald Christie


                                  EXHIBIT INDEX

 Exhibit
 Number                                   Exhibit Description
 -------                                  -------------------
   3.1 Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
   3.2      Bylaws of Registrant.
   4.1 Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.1 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.2 Licensing Agreement, dated October 31, 1993, by and between Registrant and Toomim Research Group, as amended. Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.3 Securities Purchase Agreement, dated December 23, 1994, by and among Registrant, OMERB, Gerald Appel and Hershel Toomim. Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.4 Securities Purchase Agreement, dated August 18, 1995, by and among Registrant, OMERB and Gerald Appel. Incorporated by reference to
            Exhibit 10.4 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.5 Series A Warrant of OMERB, dated December 23, 1994, as amended. Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.6 Series B Warrant of OMERB, dated December 23, 1994, as amended. Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.7 Series C Warrant of OMERB, dated August 18, 1995, as amended. Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.8 Waiver Letter, dated December 8, 1995, from OMERB to Registrant. Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.9 Letter Agreement, dated July 8, 1996, by and between Registrant and OMERB. Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.10 Letter Agreement, dated December 13, 1994, by and among Registrant and Donald Patterson, Ronald Goldsack, James Connacher, Chris Skillen, Richard Reid and James Black, and Form of Stock Option Agreement, dated December 19, 1994, by and among Registrant and such persons, as amended. Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.11 Lease Agreement, dated August 1, 1996, by and between Registrant and The Urcis Family Trust. Incorporated by reference to Exhibit 10.11 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.12 Non-transferable Warrant of Griffiths McBurney & Partners, dated December 6, 1996. Incorporated by reference to Exhibit 10.12 to
            Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.13 Form of Warrant, dated December 6, 1996, by and among Registrant and persons purchasing units in private placement of December 6, 1996. Incorporated by reference to Exhibit 10.13 to Form SB-2 filed on January 6, 1997, and the amendments thereto. Form of Amendment to Warrant.
  10.14 Stock Option Agreement, dated March 23, 1995, by and between Registrant and Steve Nelson. Incorporated by reference to Exhibit
            10.14 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.15 Business PrimeLine Promissory Notes, between Registrant and Wells Fargo Bank, National Association, as amended. Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.16 Master Equipment Lease Agreement, dated March 1, 1996 by and between Registrant and Medical Consulting Imaging Co., and Distribution Agreement, dated March 1, 1996, by and among Registrant, Medical Consulting Imaging Co. and MCIC/HNI. Incorporated by reference to
            Exhibit 10.16 to Form SB-2 filed on January 6, 1997, and the amendments thereto. Termination of Distribution Agreement, dated February 23, 1998.
  10.17 Renewal Notices with respect to Business PrimeLine Promissory Notes between Registrant and

 Exhibit
 Number                                   Exhibit Description
 -------                                  -------------------
            Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1997.
  10.18 Form of Warrant, dated April 16, 1997, by and among Registrant and persons purchasing units in private placement of April 16, 1997. Form of Amendment to Warrant.
  10.19     1997 Stock Option Plan.
  24.1      Power of Attorney (included on signature page).
  27.1      Financial Data Schedule.*

--------------------
*  To be filed by amendment.