Form 10KSB/A
period 1997-12-31
MYO DIAGNOSTICS INC
filed 1998-07-09
CIK 1029312

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-KSB/A

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

            Securities registered under to Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
     Title of Each Class                                on which Registered
     -------------------                               ---------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $10,266.

     At March 27, 1998 the aggregate market value of the voting stock held by non-affiliates of the issuer was $7,805,732.

     At March 27, 1998 the issuer had 8,323,037 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                        DOCUMENTS INCORPORATED BY REFERENCE

None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

         In February 1996, the Company entered into a distribution agreement with Medical Consulting Images, Co. ("MCIC"), a well established, Cleveland-based diagnostic imaging service company. Under the distribution agreement, MCIC committed to present the product to potential users to create awareness of the MPR procedure ("introduce" the product) in 20 markets in the five states in which it operates. As of December 31, 1997, MCIC has not successfully introduced the product. As of December 31, 1997, no MPR evaluations had been conducted through MCIC other than limited evaluations for clinical purposes. On February 27, 1998 the Company terminated its distribution agreement with MCIC.

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

          - INCREASE EXPOSURE AND PEER RECOGNITION THROUGH PUBLICATIONS IN MEDICAL AND SCIENTIFIC JOURNALS. Peer-reviewed publications play an important role in overcoming physician resistance to new procedures. Accordingly, the Company has an on-going program of studies and trials aimed at providing statistical and clinical evidence for publication. As of December 31, 1997, the Company had no clinical study in process, and its ability to conduct additional clinical studies (each of which costs at minimum approximately $250,000) is dependent upon obtaining additional funding. See "Risk Factors--Need For Additional Funding".

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

         The Company's MPR technology was submitted to leading academicians and clinicians. Dr. V. Reggie Edgerton of UCLA and Dr. Steven Wolf of Emory University reviewed the technical aspects of the MPR System in detail and confirmed the validity of the science behind the MPR technology. They have authored three published articles relating to the Company's MPR technology, entitled "Evaluating Patterns of EMG Amplitudes for Trunk and Neck Muscles of Patients and Controls," International Journal of Rehabilitation and Health, Vol. 2, No. 1 (1996), "Theoretical Basis for Patterning EMG Amplitudes to Assess Muscle Dysfunction," Medicine and Science in Sports and Exercise, Vol. 28, No. 6 pp. 744-751 (1996), and most recently, EMG activity in neck and back muscles during selected static postures in adult males and females, Physiotherapy Theory and Practice, (1997) 13, 179-195.

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

         The license expires in 2013. As amended, the license is terminable by TRG upon 14 days notice (subject to cure during such period) (i) if the Company fails to observe the terms of the Agreement, (ii) the sale or other transfer of the license by the Company without TRG's consent.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In December 1994, the Company entered into a Securities Purchase Agreement (the "December Purchase Agreement") with Ontario Municipal Employees Retirement Board ("OMERB"). Pursuant to the terms of the December Purchase Agreement, the Company sold to OMERB 680,741 shares of Common Stock for an aggregate purchase price of $1,000,000, and granted to OMERB currently exercisable warrants to purchase 100,000 shares (the "Series A Warrant") and 83,333 shares (the "Series B Warrant") of Common Stock with a current exercise price of $1.50 and $1.75 per share, respectively. On December 15, 1997, OMERB elected to exercise the "Series A Warrants" to purchase 100,000 shares of the Company's Common Stock for $1.50 per share, for a total purchase price of $150,000. On May 7, 1998, OMERB elected to exercise the "Series B Warrants" to purchase 83,333 shares of the Company's Common Stock for $1.75 per share, for a total purchase price of $145,833.

DIVIDENDS

     Myo has never paid any dividends on its Common Stock. Myo intends to retain any earnings for use in its business and does not intend paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Financial Statements of the Company and notes thereto incorporated elsewhere in this Form 10-KSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY/CASH FLOWS OF THE COMPANY FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER FACTORS, THE FACTORS SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS" BELOW.

RESULTS OF OPERATIONS

     TWELVE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996. The Company incurred net losses of $1,632,185 for the twelve months ended December 31, 1997 and $1,235,054 for the twelve months ended December 31, 1996.

     Revenues decreased from $13,650 for the twelve months ended December 31, 1996 to $10,266 for the twelve months ended December 31, 1997. Revenues consisted primarily of fees for performance of MPR evaluations. Revenues were less for the twelve months ended December 31, 1997 as fewer MPR evaluations were conducted during those periods.

     The Company's operating expenses increased to $1,634,668 during the twelve months ended December 31, 1997 from $1,239,938 during the twelve months ended December 31, 1996. During the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996, technical services expenses increased by $35,601, primarily as a result of further product development and refinement. During the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996, research and development expenses increased to $419,295 from $256,211. This increase was principally as a result of an increase of $53,782 in salary expenses and a $94,252 increase in consulting fees due to the development of clinical studies and treatment guidelines and the refinement of the MPR System, including software advancements to convert the MPR System from DOS to a Windows format. Sales and marketing expenses for the twelve months ended December 31, 1997 increased only slightly, by $19,186, compared to the twelve months ended December 31, 1996 due to a slight increase in marketing efforts during the latter part of fiscal 1997. Sales and marketing expenses for this period increased only slightly as the Company focused the majority of its efforts on raising capital and further product development. During the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996, general and administrative expenses increased to $880,141 from $703,274 respectively. This increase was principally as a result of an increase of $67,226 in rental and utility expenses due to an expansion of the Company's leased facilities, a $21,644 increase in consulting fees due to the addition of members to the Company's Scientific Advisory Board, a $35,114 increase in insurance costs as a result of the Company's acquisition of a directors liability policy and the increase in coverage under the Company's errors and omissions policy, a $65,174 increase in compensation expenses and payroll taxes due to the hiring of additional personnel involved, in part, in administration, and a $30,552 increase in recruiting expenses due principally to the Company's search for a Vice President of Sales and Marketing and a CFO.

FINANCIAL CONDITION

          The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the twelve months ended December 31, 1997, the Company funded its operations principally from proceeds obtained from the sales of Common Stock and Warrants to purchase Common Stock. During the twelve months ended December 31, 1997, the Company raised net proceeds of approximately $1,350,000 from the sale of Common Stock and Warrants to purchase Common Stock.

     The Company paid off two revolving lines of credit from a commercial bank in the total amount of approximately $130,500, in July 1997. The Company currently has four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus
 .75% to 1.50%. These lines, which were fully utilized at December 31, 1997, mature at various times through June 10, 1998, and may be extended thereafter. The Company was able to obtain these lines of credit because four unaffiliated individuals delivered to the bank irrevocable letters of credit in support of such lines, for which these individuals received options to purchase an aggregate of 270,000 shares of Common Stock for $1.13 per share.

     The Company presently has funds to continue operations at its present level only through July of 1998. The Company expects very little or no revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of July 1998, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast in the statements that appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

     RELIANCE ON SINGLE PRODUCT. The Company has only one product, the MPR System. There is no established market for this product. Accordingly, if for any reason the MPR System cannot be marketed successfully (including the many reasons described elsewhere under "Factors That May Affect Future Results"), the Company would not survive.

     RELIANCE ON LICENSE. The Company's entire business is based on an exclusive license of the MPR process and related technology from TRG. See "Business -- Intellectual Property." The license terminates in 2013, but may be terminated earlier upon the occurrence of certain events including (i) the failure by Licensee to observe or perform any of its covenants, conditions or agreements contained within the license. Any termination of the license would have a material adverse effect on the Company and would likely result in the Company not surviving.

     DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY. The Company is in the development stage and its operations are subject to all the risks inherent in launching a new business enterprise, in developing and marketing a new product or service, and in establishing a name and a business reputation. The likelihood of success of the Company must be considered in light of problems, expenses, difficulties and delays frequently encountered in converting prototype designs into viable production designs, and in achieving market acceptance with a new type of product or service. The Company has had limited revenues to date, has operated at a loss since inception, and, because it is only now entering its commercial stage, it will likely sustain operating losses for an indeterminate time period. There can be no assurance that the Company will ever generate material revenues or that the Company will ever be profitable.

     NEW AND UNCERTAIN MARKET. Until now, muscle injuries have always been diagnosed and evaluated subjectively by physicians through physical examination. Accordingly, there is no established demand for a computer assisted procedure to assist in the diagnosis of such injuries, and it is difficult to predict if, and when, the procedure will gain wide acceptance by prescribers. A prerequisite to success will be the ability of the Company to establish MPR as a standard medical practice for use in the diagnosis of muscle dysfunction. The Company believes it will take a minimum of three to five years for such awareness to be achieved, if it can be achieved at all. Factors that may affect market acceptance could include resistance to change, concerns over the lack of track record of the procedure, and the risk for insurance companies to use the results of the procedure to challenge or overrule the diagnostic or treatment decisions of a physician.

     NEED FOR ADDITIONAL FUNDING. To create market awareness of its MPR System, the Company will need to devote significant resources to marketing and sales. The Company's plan is to develop market awareness through a public relations campaign, including attendance at trade shows and professional conferences, scientific presentations and clinical studies. The Company believes its success will depend, in part, on the Company's ability to conduct additional clinical studies. In addition, and very critical to this process, will be direct contact with payors (primarily insurance companies, HMOs and PPOs) and providers (including physicians, rehabilitation professionals, hospitals and diagnostic clinics) to create awareness of the MPR System and to educate them as to its benefits and clinical applicability. To fully implement its marketing plan in 1998, the Company estimates it will need an additional $2.0 million to $2.5 million of funding. The amount of funding, if any, the Company receives in 1998 will determine the degree to which it can implement its marketing plan.

     The Company may obtain additional funding primarily through private placements of debt and/or equity securities with strategic partners or others. In addition, the Company could obtain funds through development funding from and/or advance sales to strategic partners. To date, the Company has no commitments for these additional funds. The issuance of additional debt or equity securities by the Company could have the effect of impairing the rights of existing shareholders. For example, the Company could issue securities senior to the Common Stock in liquidation (such as debt securities or preferred stock), with preferential voting rights, or which limit or restrict the payment of dividends. In addition, the Company could issue securities at prices which are dilutive to the existing shareholders.

     INTELLECTUAL PROPERTY. TRG holds a United States patent on the MPR technology, and the Company is the exclusive licensee of the rights under the patent. The Company believes that its ability to be successful will be contingent on its ability to protect the MPR technology, its future developments and its know how. There can be no assurance, however, that this patent will provide substantial protection of the MPR technology or that its validity will not be challenged. Pursuant to its license agreement with TRG, the Company has the right to protect the MPR technology.

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

     COMPETITION. The Company believes that there is no competitive diagnostic technology in use today capable of detecting, locating and evaluating soft tissue muscle injuries in a manner similar to the MPR System. However, there are many companies, both public and private, which are active in the field of medical diagnostic imaging. Some of these companies have substantially greater financial, technical and human resources, have a well established name and enjoy a strong market presence. There is no assurance that one or several such companies are not currently developing, or will not start developing, technology that will prove more effective or desirable than the Company's technology. Such occurrence could severely affect the Company's ability to establish and develop a market presence and to maintain its competitive position.

     DEPENDENCE ON THIRD PARTIES. The success of the Company will depend, in part, on insurance companies and managed care organizations paying for or reimbursing for MPR evaluations. To date, over 60 insurance companies have reimbursed patients who have been diagnosed using the MPR System. However, this has been a limited sample in that the Company's experience is based solely on clinical tests and test marketing. No assurance can be given as to what extent, if at all, insurance companies will continue to reimburse for MPR evaluations.

     DEPENDENCE ON KEY MANAGEMENT PERSONNEL. The Company is substantially dependent upon the experience and efforts of Gerald D. Appel, President, Chief Executive Officer and founder of the Company. The loss of the services of Mr. Appel could have a material adverse impact on the Company and its business unless a suitable replacement for the individual is found promptly, but there is no assurance that such replacement can be found.

     PRODUCT LIABILITY. The Company may be subject to substantial product liability costs if claims arise out of problems associated with the use of the Company's MPR System. While the Company maintains insurance against such potential liabilities, there can be no assurance that such product liability insurance will adequately insure against such risk.

     CONTROL BY MANAGEMENT. Gerald D. Appel owns beneficially 3,715,019 shares of the Common Stock (which includes voting rights with respect to 111,900 shares), representing 44.6% of the outstanding voting power of the Company as of December 31, 1997. As of December 31, 1997, all directors and officers of the Company (including Mr. Appel) currently had voting power with respect to 50.9% of the outstanding Common Stock. Accordingly, Mr. Appel, individually, and all directors and officers as a group, have the power to control the election of directors, and therefore the business and affairs of the Company. See "Principal Shareholders." This concentration of stock ownership may have the effect of delaying or preventing a change in the management or control of the Company.

     PREFERRED STOCK. The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, issuable in one or more series, the rights, preferences, privileges and restrictions of which may be established by the Company's Board of Directors without stockholder approval. As a result, in the future, the Company could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power and other rights of the holders of the Common Stock. No shares of Preferred Stock are presently outstanding and the Company has no present plans to issue shares of Preferred Stock.

     ABSENCE OF PUBLIC MARKET. Presently, there is no public market for any securities of the Company. No assurance can be given that any public market will ever develop for any of the Company's securities. The Company does not presently meet the requirements for listing securities on any national securities exchange or the NASDAQ Stock Market. The absence of a public market for the Company's securities makes an investment in such securities highly illiquid. In addition, the absence of a public market results in there being no true "market price" for the Company's securities which would enable investors to determine the value of their investment.

     PENNY STOCK. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or the NASDAQ Stock Market provided that current price and volume information with respect to transactions in such securities is provided by the exchange or NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     The Common Stock would be considered a penny stock when its price is less than $5.00 unless at such time the Common Stock is registered on a national securities exchange or the NASDAQ Stock Market. For so long as the Common Stock is a penny stock, the penny stock rules may affect adversely the ability of purchasers to sell securities in the secondary market.

     FORWARD LOOKING STATEMENTS. The Company may from time to time make "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this discussion, the words, "estimate", and "project", "anticipate" and similar expressions are subject to certain risks and uncertainties, such as changes in general economic conditions, competition, changes in federal regulations, as well as uncertainties relating to raising additional financing and acceptance of the Company's product and services in the marketplace, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof.

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

         As of March 27, 1998, the Board had granted options covering an aggregate of 590,000 shares of Common Stock, 280,000 of which were granted under the 1997 Plan to certain directors, executive officers and consultants of the Company.

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

         On December 30, 1997, the Board approved the extension of the expiration date of certain warrants (the "Guaranty Warrants") which had been issued by the Company to six individuals who had guaranteed an aggregate of $400,000 of loans obtained by the Company from Wells Fargo Bank, of which $270,000 is outstanding. The Board approved the extension of the expiration date of such Guaranty Warrants to December 31, 1998.

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

         On December 30, 1997, the Board approved the grant of an option to Jonathan Fielding in connection with services which Mr. Fielding has provided and will provide as a consultant to the Company (which services commenced in September 1997). Mr. Fielding also serves on the Scientific Advisory Board of the Company. The option provides for the purchase of up to 205,000 shares of Common Stock for $1.50 per share, of which 75,000 shares were vested as of the date of grant and

65,000 shares will vest on each of September 30, 1998 and 1999. In addition, the option provides for the purchase of up to an additional 50,000 shares of Common Stock for $2.00 per share if the fair market value of the Common Stock exceeds $7.00 per share. This option expires on September 30, 2002.

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

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                       CONTENTS
                                                              DECEMBER 31, 1997



                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            1

FINANCIAL STATEMENTS

  Balance Sheets                                              2

  Statements of Operations                                    3

  Statements of Shareholders' Equity (Deficit)              4 - 5

  Statements of Cash Flows                                  6 - 7

  Notes to Financial Statements                            8 - 20

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Myo Diagnostics, Inc.

We have audited the accompanying balance sheets of Myo Diagnostics, Inc. (a development stage company) (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myo Diagnostics, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 1 to the financial statements, the accompanying financial statement disclosures related to the cumulative amounts for the period from January 5, 1987 (date of inception) to December 31, 1997 are unaudited because it is impractical to audit the financial statement information for the first seven years of the Company's existence due to the lack of sufficient accounting records.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1997, the Company incurred a net loss of $1,632,185 and is in the development stage at December 31, 1997. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 20, 1998

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                 BALANCE SHEETS
                                                                   DECEMBER 31,
-------------------------------------------------------------------------------



                                    ASSETS
                                                                          1997           1996
                                                                      ----------     ----------
CURRENT ASSETS
 Cash                                                                 $  150,508     $  606,144
 Accounts receivable, less allowance for doubtful
  accounts of $32,261 and $25,672                                              -              -
 Prepaid expenses and other current assets                                81,276          5,417
                                                                      ----------     ----------

   Total current assets                                                  231,784        611,561

FURNITURE AND EQUIPMENT, net                                             166,981        204,112
OTHER ASSETS                                                              33,095         35,412
                                                                      ----------     ----------

    TOTAL ASSETS                                                      $  431,860     $  851,085
                                                                      ----------     ----------
                                                                      ----------     ----------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                $  201,996     $  112,482
 Notes payable to bank                                                   270,000        400,000
 Current portion of obligations under capital leases                      35,438         38,539
                                                                      ----------     ----------
  Total current liabilities                                              507,434        551,021

OBLIGATIONS UNDER CAPITAL LEASES                                          40,213         67,126
                                                                      ----------     ----------
   Total liabilities                                                     547,647        618,147
                                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
 Preferred stock, no par value
  10,000,000 shares authorized
  no shares issued and outstanding                                             -              -
 Common stock, no par value
  50,000,000 shares authorized
  8,323,037 and 7,746,037 shares issued and outstanding                5,584,139      4,300,679
 Deficit accumulated during the development stage                     (5,699,926)    (4,067,741)
                                                                     -----------    -----------
   Total shareholders' equity (deficit)                                 (115,787)       232,938
                                                                     -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIT)                                                      $    431,860   $    851,085
                                                                     -----------    -----------
                                                                     -----------    -----------

     The accompanying notes are an integral part of these financial statements.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
              FROM JANUARY 5, 1987 (INCEPTION) TO DECEMBER 31, 1997 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                  Period From
                                                                                   January 1,
                                                           For the Year Ended         1987
                                                               December 31,      (Inception) to
                                                    -------------------------      December 31,
                                                         1997           1996           1997
                                                    -------------  -----------    -------------
                                                                                   (unaudited)

REVENUES                                            $      10,266  $      13,650  $      99,557
                                                    -------------  -------------  -------------

OPERATING EXPENSES
 Research and development                                 419,295        256,211      1,568,731
 Technical services                                       218,511        182,910        748,697
 Sales and marketing                                      116,721         97,535        414,173
 General and administrative                               880,141        703,282      2,960,354
                                                    -------------  -------------  -------------
  Total operating expenses                              1,634,668      1,239,938      5,691,955
                                                    -------------  -------------  -------------
LOSS FROM OPERATIONS                                   (1,624,402)    (1,226,288)    (5,592,398)
                                                    -------------  -------------  -------------
OTHER INCOME (EXPENSES)
 Interest expense                                         (47,623)       (63,990)      (206,291)
 Interest income                                           40,640         56,024        103,563
                                                    -------------  -------------  -------------
  Total other income (expense)                             (6,983)        (7,966)      (102,728)
                                                    -------------  -------------  -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (1,631,385)    (1,234,254)    (5,695,126)

PROVISION FOR INCOME TAXES                                    800            800          4,800
                                                    -------------  -------------  -------------
NET LOSS                                            $  (1,632,185) $  (1,235,054) $  (5,699,926)
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------
BASIC LOSS PER SHARE                                $       (0.20) $       (0.18) $       (1.31)
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------
DILUTED LOSS PER SHARE                              $       (0.20) $       (0.18) $       (1.31)
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

WEIGHTED-AVERAGE COMMON SHARES
 OUTSTANDING                                            8,085,895      6,963,810      4,345,200
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------


     The accompanying notes are an integral part of these financial statements.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
              FROM JANUARY 5, 1987 (INCEPTION) TO DECEMBER 31, 1997 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                        Deficit
                                                                                      Accumulated
                                                                Common Stock           During the
                                                        ------------------------      Development
                                                          Shares        Amount         Stage          Total
                                                        ---------    -----------     ----------     ----------
ISSUED UPON INCORPORATION FOR
 SERVICES                                                 910,000    $     7,685     $       -      $   7,685
ISSUED FOR SERVICES                                       952,250          9,523                        9,523
NET LOSS FROM INCEPTION THROUGH
 DECEMBER 31, 1990                                              -              -       (20,367)       (20,367)
                                                        ---------    -----------     ---------      ----------

BALANCE, DECEMBER 31, 1990                              1,862,250         17,208       (20,367)        (3,159)
ISSUED FOR SERVICES                                       305,950          2,404                        2,404
ISSUED FOR CASH                                            11,230         25,000                       25,000
NET LOSS                                                                              (243,621)      (243,621)
                                                        ---------    -----------     ---------      ----------

BALANCE, DECEMBER 31, 1991                              2,179,430         44,612      (263,988)      (219,376)
NET LOSS                                                                              (258,180)      (258,180)
                                                        ---------    -----------     ---------      ---------

BALANCE, DECEMBER 31, 1992                              2,179,430         44,612      (522,168)      (477,556)
ISSUED FOR CASH                                            11,230          1,123                        1,123
NET LOSS                                                                              (421,341)      (421,341)
                                                        ---------    -----------     ---------      ---------

BALANCE, DECEMBER 31, 1993                              2,190,660         45,735      (943,509)      (897,774)
STOCK SPLIT                                             2,190,660
ISSUED FOR EXCHANGE OF $174,090
 OF DEBT                                                  144,619        174,090                      174,090
ISSUED FOR SERVICES                                        60,000            600                          600
ISSUED FOR NET ASSETS OF LIMITED
 PARTNERSHIP, net of related
 expenses of $1,350                                       755,330        372,885                      372,885
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $6,600                        245,400        300,150                      300,150
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $164,036                      680,741        835,964                      835,964
NET LOSS                                                                              (821,898)      (821,898)
                                                        ---------    -----------     ---------      ---------

BALANCE, DECEMBER 31, 1994                              6,267,410      1,729,424    (1,765,407)       (35,983)


The accompanying notes are an integral part of these financial statements.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
              FROM JANUARY 5, 1987 (INCEPTION) TO DECEMBER 31, 1997 (UNAUDITED)
-------------------------------------------------------------------------------




                                                                                        Deficit
                                                                                      Accumulated
                                                               Common Stock            During the
                                                       -------------------------      Development
                                                           Shares        Amount          Stage          Total
                                                       ----------     ----------    --------------   -------------
ISSUED FOR CASH                                            15,000         $  750     $                $        750
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $67,609                       125,000        157,391                           157,391
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $64,243                       111,111        135,757                           135,757
ISSUED FOR CASH                                             2,738          5,000                             5,000
NET LOSS                                                                              (1,067,280)       (1,067,280)
                                                       ------------   ----------   -------------    --------------

BALANCE, DECEMBER 31, 1995                              6,521,259      2,028,322      (2,832,687)         (804,365)
ISSUED FOR CASH                                            27,778         50,000                            50,000
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $14,243                       500,000        985,757                           985,757
ISSUED FOR THE FORGIVENESS OF
 ACCRUED EXPENSES                                         100,000        100,000                           100,000
ISSUED FOR DEBT                                            25,000         50,000                            50,000
ISSUED AS CONSIDERATION FOR LATE
 PAYMENT OF NOTES PAYABLE                                  42,000         75,600                            75,600
STOCK OPTIONS EXERCISED                                    50,000          5,000                             5,000
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $218,000                      480,000        982,000                           982,000
ISSUANCE OF STOCK OPTIONS                                                 24,000                            24,000
NET LOSS                                                                              (1,235,054)       (1,235,054)
                                                       ----------     ----------      ----------         ----------

BALANCE, DECEMBER 31, 1996                              7,746,037      4,300,679      (4,067,741)          232,938
ISSUED FOR CASH IN PRIVATE PLACEMENT,
 net of related expenses of $66,540                       480,000      1,133,460                         1,133,460
WARRANTS EXERCISED                                        100,000        150,000                           150,000
CANCELLED SHARES                                           (3,000)             -                                 -
NET LOSS                                                                              (1,632,185)       (1,632,185)
                                                       ----------   ------------    ------------       -----------

BALANCE, DECEMBER 31, 1997                              8,323,037   $  5,584,139    $ (5,699,926)      $  (115,787)
                                                       ----------   ------------    ------------       -----------
                                                       ----------   ------------    ------------       -----------




     The accompanying notes are an integral part of these financial statements.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
              FROM JANUARY 5, 1987 (INCEPTION) TO DECEMBER 31, 1997 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                       Period From
                                                                                       December 1,
                                                             For the Year Ended            1987
                                                                December 31,          (Inception) to
                                                   --------------------------------    December 31,
                                                         1997             1996             1997
                                                   -------------     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (1,632,185)    $  (1,235,054)    $  (5,699,926)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                       53,858            34,677           305,753
      Bad debt expense                                     6,589            19,450            26,394
      Compensation expense resulting from
        the issuance of stock options                          -            24,000            24,000
      Common stock issued in consideration
        for the extension of the repayment
        terms for notes payable to related
        parties                                                -            75,600            75,600
      Common stock issued for services
        rendered                                               -                 -            12,527
  (Increase) decrease in
    Accounts receivable                                   (6,589)           12,018            (6,944)
    Prepaid expenses and other assets                    (75,859)              242           (81,276)
    Other assets                                           2,317           (10,596)          (33,095)
  Increase (decrease) in
    Accounts payable and accrued expenses                 89,514          (130,086)          301,996
    Accrued interest payable                                   -           (45,520)                -
                                                   -------------     --------------    --------------

Net cash used in operating activities                 (1,562,355)       (1,255,269)       (5,074,971)
                                                   -------------     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                     (8,735)          (61,777)         (371,930)
                                                   -------------     --------------    --------------

Net cash used in investing activities                     (8,735)          (61,777)         (371,930)
                                                   -------------     --------------    --------------


The accompanying notes are an integral part of these financial statements.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS (CONTINUED)
                             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
              FROM JANUARY 5, 1987 (INCEPTION) TO DECEMBER 31, 1997 (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                       Period From
                                                                                       December 1,
                                                             For the Year Ended            1987
                                                                December 31,          (Inception) to
                                                   --------------------------------    December 31,
                                                         1997             1996             1997
                                                   -------------     --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under bank lines
    of credit                                       $  (130,000)      $          -      $   270,000
  Borrowings on notes payable to related
    parties                                                   -             95,500          633,590
  Repayments on notes payable to related
    parties                                                   -           (191,500)        (409,500)
  Repayment on obligations under capital lease          (38,006)            (6,597)         (44,603)
  Net proceeds from issuance of common stock          1,283,460          2,022,757        5,147,922
                                                   -------------     --------------    --------------

Net cash provided by financing activities             1,115,454          1,920,160        5,597,409
                                                   -------------     --------------    --------------

Net increase (decrease) in cash                        (455,636)           603,114          150,508

CASH, BEGINNING OF PERIOD                               606,144              3,030                -
                                                   -------------     --------------    --------------

CASH, END OF PERIOD                                  $  150,508       $    606,144      $   150,508
                                                   -------------     --------------    --------------
                                                   -------------     --------------    --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                      $   47,623       $    109,510      $   250,431
                                                   -------------     --------------    --------------
                                                   -------------     --------------    --------------

  INCOME TAXES PAID                                  $      800       $        800      $     4,800
                                                   -------------     --------------    --------------
                                                   -------------     --------------    --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During 1997, $7,992 of furniture and equipment was acquired under capital leases.

During 1996, $112,262 of furniture and equipment was acquired under capital leases.

During 1996, 100,000 shares of common stock were issued for the forgiveness of accrued expenses, and 25,000 shares were issued for the conversion of debt.


The accompanying notes are an integral part of these financial statements.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS
     Myo Diagnostics, Inc. (a development stage company) (the "Company"), a California corporation, was incorporated and commenced operations on January 5, 1987 as AREX, Inc. On June 15, 1988, the name was changed to Devion Group and then to Myo Diagnostics, Inc. on September 15, 1989. The principal activity of the Company is the research and development of Muscle Pattern Recognition. Muscle Pattern Recognition provides an objective evaluation of soft tissue muscle injuries.

     BASIS OF PRESENTATION
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1997, the Company incurred a net loss of $1,632,185 and is in the development stage at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.

     In addition to the capital raised in 1997 through private equity offerings, the Company is negotiating with several investors about raising additional capital through private placement offerings. Management of the Company believes that its current cash on hand plus the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

     BUSINESS COMBINATION
     The Company held a 97.2% sole general partner interest in Myo Diagnostics, Ltd. (the "Partnership"), a California limited partnership, that began operations on April 18, 1991. The Partnership researched and developed the hardware and related software to perform Muscle Pattern Recognition. Effective on December 19, 1994, the Partnership's assets and liabilities were transferred to the Company at its book value, and neither the Partnership or Corporation recognized a gain or loss. The 2.8% limited partners exchanged their interests in the Partnership, totaling $547,885, for 755,330 shares of common stock and $175,000 in notes payable. The business combination was recorded in a manner similar to a "pooling-of-interest" method of accounting. Under this method, assets and liabilities of the Partnership were recorded at historical cost.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEVELOPMENT STAGE COMPANY
     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities. The cumulative amounts presented for the statements of operations and cash flows from the Company's inception are unaudited because it is impractical to audit the financial statement information for the first seven years of the Company's existence due to the lack of sufficient accounting records.

     Net revenues to date have primarily been from the sale of in-house evaluations of patients.

     REVENUE
     Revenue is reported at the estimated net realizable amounts from patients, third parties, and others for services rendered.

     FURNITURE AND EQUIPMENT
     Furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

         Furniture and equipment                     5 to 7 years
         Computer hardware and software                   5 years

     Leasehold improvements are amortized over three years, which is the remaining term of the lease.

     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. When furniture and equipment are retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in operations.

     PATENTS
     Patents, which are included in other assets in the accompanying balance sheets, consist of legal fees incurred in securing a patent for the Company's product. These costs are amortized over a period of seventeen years using the straight-line method.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CAPITAL LEASES
     The Company is the lessee of certain equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and consulting fees.

     INCOME TAXES
     Prior to January 1, 1993, the Company had elected to be treated as an "S" corporation for both federal and California state income tax purposes. The shareholders of the "S" corporation were taxed on their proportionate share of taxable income (loss). Effective January 1, 1993, the Company terminated such election and became taxable as a "C" corporation. The Company will not realize any future tax benefits of net operating losses incurred prior to January 1, 1993.

     The Company accounts for income taxes under the liability method required by SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     NET LOSS PER SHARE
     For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated using the methodologies of SFAS No. 128.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.


NOTE 2 - CASH

     The Company maintains cash deposits at a bank located in southern California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1997 and 1996, the uninsured portion of balances held at the bank aggregated to $162,578 and $557,556, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.


NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31 consisted of the following:

                                                          1997        1996
                                                       ---------    --------
          Miscellaneous receivables                    $  67,683    $    198
          Prepaid expenses                                11,493       5,219
          Employee advances                                2,100           -
                                                       ---------    --------

            TOTAL                                      $  81,276     $ 5,417
                                                       ---------    --------
                                                       ---------    --------

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31 consisted of the following:

                                                           1997           1996
                                                       ----------     ----------
          Furniture and equipment                      $  117,567     $  108,832
          Computer hardware and software                  139,496        139,496
          Equipment held under capital leases             120,254        112,262
          Leasehold improvements                            2,605          2,605
                                                       ----------     ----------

                                                          379,922        363,195
          Less accumulated depreciation and
               amortization                               212,941        159,083
                                                       ----------     ----------

               TOTAL                                   $  166,981     $  204,112
                                                       ----------     ----------
                                                       ----------     ----------


NOTE 5 - OTHER ASSETS

     Other assets at December 31 consisted of the following:

                                                           1997           1996
                                                       ----------     ----------
          Patents, net of accumulated amortization
              of $4,732 and $3,544                     $  17,623      $  18,811
          Security deposits                               15,472         16,601
                                                       ----------     ----------

              TOTAL                                    $  33,095      $  35,412
                                                       ----------     ----------
                                                       ----------     ----------

     Amortization expense on patent costs charged to operations during the years ended December 31, 1997 and 1996 was $1,188 and $1,279, respectively.


NOTE 6 - NOTES PAYABLE TO BANK

     As of December 31, 1997, the Company has four revolving lines of credit with a bank that provide for borrowings up to a total of $270,000. At December 31, 1996, the Company had six revolving lines of credit with a bank that provided for borrowings up to a total of $400,000. Borrowings under these lines of credit bear interest at the bank's prime rate (8.5% as of December 31, 1997) plus 0.75% to 1.5%, payable monthly. These revolving lines of credit will mature beginning May 10, 1998 through July 10, 1998 and are collateralized by standby letters of credit issued by certain third parties. The Company has $270,000 outstanding on these revolving lines of credit as of December 31, 1997.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE TO BANK (CONTINUED)

     As collateral for the bank revolving lines of credit, certain third parties (the "Guarantors") have guaranteed the notes payable to bank by obtaining standby letters of credit totaling $270,000. The Company granted stock options to the Guarantors for the Company's common stock as consideration for the guarantees. These options entitle the Guarantors to purchase an aggregate of 400,000 shares of common stock for $1.13 per share if certain conditions are met. The options became exercisable at various dates during 1995. On December 30, 1997, the Board of Directors approved the extension of the expiration date of these options to December 31, 1998. None of these options had been exercised as of December 31, 1997 (see note 13).


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

     Minimum future lease payments under capital leases as of December 31, 1997 for each of the next five years are:

          Years Ending
          December 31,
          ------------
             1998                                          $  42,383
             1999                                             17,889
             2000                                             17,889
             2001                                             11,926
             2002 and thereafter                                   -
                                                           ---------

             Total minimum lease payments                     90,087
             Less amount representing interest                14,436
                                                           ---------

             Present value of minimum lease payment           75,651
             Less current portion of obligations
                  under capital leases                        35,438
                                                           ---------

                  TOTAL                                    $  40,213
                                                           ---------
                                                           ---------

     Interest rates on capitalized leases vary from 7% to 21.79% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

     LICENSING AGREEMENT
     The Company is obligated under a licensing agreement to a partnership whose partners are officers and shareholders of the Company (see Note 10).


NOTE 9 - INCOME TAXES

     The Company has not recorded a current or deferred provision for federal income taxes for the year ended December 31, 1997 due to losses incurred during that period. The provision for income taxes represents the minimum required for state franchise taxes. To reconcile from the federal statutory tax rate of 34% to the Company's effective tax rate of approximately 1%, the deferred tax asset valuation reserve is deducted. At December 31, 1997, the Company had net operating loss carryforwards of approximately $5,100,000 and $2,300,000 for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2012, which are available to offset future federal and state taxable income. The Company also had a research tax credit of approximately $133,000 at December 31, 1997 that expires in 2012. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code.

     Deferred tax assets (liabilities) for the years ended December 31, 1997 and 1996 consisted of the following:

                                                            1997         1996
                                                         ----------   ----------
          Deferred tax assets
            Net operating loss carryforwards             $1,987,000   $1,400,000
            Research tax credit                             133,000            -
                                                         ----------   ----------

              Total deferred tax assets                   2,120,000    1,400,000

          Valuation allowance for deferred tax assets     2,042,000    1,400,000
                                                         ----------   ----------

                                                             78,000            -
          Deferred tax liabilities
            Deferred state taxes                             78,000            -
                                                         ----------   ----------

              NET DEFERRED TAX ASSETS                    $        -   $        -
                                                         ----------   ----------
                                                         ----------   ----------

     The valuation allowance increased by $642,000 during the year ended December 31, 1997.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The Company leases its facility and certain equipment under non-cancelable operating leases expiring at various dates through 2001. Certain leases contain renewal provisions. Future minimum lease payments under these leases are as follows:

          Years Ending
          December 31,
          ------------
             1998                $  131,835
             1999                   103,680
             2000                    10,980
             2001                     1,830
                                 ----------
                  TOTAL          $  248,325
                                 ----------
                                 ----------

     Rent expense under operating leases was $127,044 and $70,316 for the years ended December 31, 1997 and 1996, respectively.

     LICENSE AGREEMENT
     The Company has a licensing agreement with Toomin Research Group ("TRG"), a partnership, whose partners are officers and shareholders of the Company (see Note 8). Under the terms of the licensing agreement, the Company is entitled to exclusive rights to the product under development by the Company, beginning on August 1, 1993 and ending on August 1, 2013, unless terminated earlier. As consideration for the exclusive rights to the product, the Company pays TRG a royalty.

     The royalty is payable quarterly under the following terms:

     - The Company shall pay a royalty on the lesser of 10% of total revenue or $30 per patient examined and reported upon up to the first 10,000 examinations. After the first 10,000 examinations, the Company shall pay a royalty of 5% of total revenue but not less than $12.50 per patient examined and reported upon.

     - The Company shall pay a royalty of 5% of total revenue for each sale, lease, rental, license, transfer, or assignment of the product under license to the extent that no royalty was paid on such total revenue.

     - The Company shall pay a royalty of 3% of total revenue for any derivative technology developed by the Company to the extent that no royalty was paid on such total revenue.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LICENSE AGREEMENT (Continued)
     Under the terms of this agreement, included in accounts payable and accrued expenses are royalties payable of $0 and $1,350 as of December 31, 1997 and 1996, respectively.

     LITIGATION
     In or about July 1997, a former employee of the Company threatened to file a claim against the Company and the president of the Company for employment related matters including, without limitation, harassment and retaliation and termination of employment in violation of public policy. Pursuant to mediation in or about December 1997, the parties resolved the claim via a settlement and release agreement requiring the Company to pay $97,250, net of insurance reimbursements of $43,500, which was charged to general and administrative expense on the statement of operations during the year ended December 31, 1997. The Company has unpaid settlement payments of $40,750 accrued in accounts payable as of December 31, 1997.


NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 consisted of the following:

                                                     1997         1996
                                                 ----------    ---------
          Accounts payable                       $  135,227    $  95,011
          Accrued salaries                           30,000            -
          Accrued vacation payable                   32,269       12,971
          Customer deposits                           4,500        4,500
                                                 ----------    ---------

             TOTAL                               $  201,996    $ 112,482
                                                 ----------    ---------
                                                 ----------    ---------

NOTE 12 - SHAREHOLDERS' EQUITY

     On May 4, 1994, the Board of Directors authorized a two-for-one stock split of the Company's common stock for shareholders as of that date. As a result of the split, 2,190,660 shares were issued. All references in the accompanying financial statements to the per share amount have been restated to reflect the stock split.

     In 1996, the Company settled its obligation to pay $100,000 in connection with services rendered in 1995 for 100,000 shares of common stock and issued 25,000 shares of its common stock for debt totaling $50,000.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

     In 1996, the Company also issued to note holders 42,000 shares of common stock valued at $75,600 as consideration for the note holders extending the repayment terms pursuant to the terms of the note agreement.

     In 1997, the Company sold an additional 480,000 shares of common stock for gross proceeds of $1,200,000. In connection with this issuance of common stock, investors also received 120,000 warrants to purchase common stock at $3.00 per share through April 16, 1998.


NOTE 13 - STOCK OPTIONS AND WARRANTS

     WARRANTS
     As of December 31, 1997, the Company had outstanding warrants to purchase a total of 631,955 shares of common stock that were issued in conjunction with private placement offerings and other transactions as follows:


                                       Number of
                                         Shares     Warrant Price     Expiration
             Description               Allocated      Per Share           Date
          ---------------------        ---------    -------------     ----------
          Series B warrants              83,333        $  1.75          06/23/98
          Agency agreement               43,200        $  2.50          12/05/98
          Financing warrants            120,000        $  3.00          12/31/98
          Financing warrants            120,000        $  3.00          12/31/98
          Series C warrants             222,222        $  2.00          12/31/98
          Agency agreement               43,200        $  2.50          04/16/99
                                       ---------

             WARRANTS OUTSTANDING,
             DECEMBER 31, 1997          631,955
                                       ---------
                                       ---------

             WARRANTS EXERCISABLE,
             DECEMBER 31, 1997          631,955
                                       ---------
                                       ---------

     During the year ended December 31, 1997, the Company issued 163,200 warrants with an average warrant price per share of $2.87. Additionally, 100,000 shares were exercised at $1.50 per share during the year ended December 31, 1997.

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (CONTINUED)

     STOCK OPTION PLAN
     The Company adopted the 1997 Stock Option Plan (the "1997 Plan") in December 1997. The purpose of the 1997 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan is 1,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1997 Plan.

     STOCK OPTION AGREEMENTS
     Options and warrants were granted, which under certain agreements, allows employees, consultants, and Guarantors to purchase shares of common stock, which were issued outside the 1997 Plan. These options expire upon certain events.

     The following summarizes the Company's stock option transactions under the stock option agreements:

                                            1997         Weighted-      Other          Weighted-
                                           Stock         Average        Stock          Average
                                           Option        Exercise    Options and       Exercise
                                            Plan          Price        Warrants          Price
                                          --------      ---------    -----------      ----------
          Options outstanding,
          January 1, 1994                        -       $      -        50,000         $  0.10
            Granted                              -       $      -       400,000         $  1.13
                                          --------                    ---------

          Options outstanding,
          December 31, 1994                      -       $      -       450,000         $  1.02
            Granted                              -       $      -        20,000         $  0.44
                                          --------                    ---------

          Options outstanding,
          December 31, 1995                      -       $      -       470,000         $  0.99
            Granted                              -       $      -        12,000         $  0.50
            Exercised                            -       $      -       (50,000)        $  0.10
                                          --------                    ---------

          Options outstanding,
          December 31, 1996                      -       $      -       432,000         $  1.08
            Granted                        280,000       $   1.98       310,000         $  1.44
                                          --------                    ---------

(continued)

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (CONTINUED)

     STOCK OPTION AGREEMENTS (Continued)

                                            1997         Weighted-      Other          Weighted-
                                           Stock         Average        Stock          Average
                                           Option        Exercise    Options and       Exercise
                                            Plan          Price        Warrants          Price
                                          --------      ---------    -----------      ----------
          OPTIONS OUTSTANDING,
          DECEMBER 31, 1997                280,000       $   1.98       742,000         $  1.23
                                          --------                    ---------
                                          --------                    ---------

          OPTIONS EXERCISABLE,
          DECEMBER 31, 1997                      -                      432,000
                                          --------                    ---------
                                          --------                    ---------

     The remaining weighted-average contractual life of options outstanding at December 31, 1997 and 1996 was 2.50 and 3.25 years, respectively.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                  For the Years Ended
                                                       December 31,
                                           --------------------------------
                                                  1997             1996
                                           --------------    --------------
          Net loss
            As reported                    $  (1,632,185)    $  (1,235,054)
            Pro forma                      $  (1,653,085)    $  (1,298,834)
          Loss per share
            As reported                    $       (0.20)    $       (0.18)
            Pro forma                      $       (0.20)    $       (0.18)

                                                          MYO DIAGNOSTICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (CONTINUED)

     STOCK OPTION AGREEMENTS (Continued)
     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997 and 1996, respectively: dividend yields of 0% and 0%; expected volatility of 35% and 54%; risk-free interest rates of 5.7% and 7%; and expected life of 2.50 and 2.75 years. The weighted-average per share fair value of options granted during the years ended December 31, 1997 and 1996 was $0.54 and $2.09, respectively, and the weighted-average exercise price of options granted during the years ended December 31, 1997 and 1996 was $1.60 and $0.50, respectively.


NOTE 14 - SUBSEQUENT EVENTS

     Subsequent to the balance sheet date, the Company had the following significant financial transactions:

     - The Company received $50,000 from short-term promissory notes, including $25,000 from an officer of the Company.

     - The Company received $145,833 when 83,333 shares of stock warrants were exercised for $1.75 per share and 83,333 shares of Series D warrants at $1.75 per share were issued.

     - The Company received $125,000 of additional paid-in capital from an investor.

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

   /s/ Wayne Cockburn                Director                                        March 30, 1998
---------------------------------
       Wayne C. Cockburn

   /s/ Harvey Wineberg               Director                                        March 30, 1998
---------------------------------
       Harvey Wineberg

   /s/ Donald Christie               Director                                        March 30, 1998
---------------------------------
       Donald Christie


                                  EXHIBIT INDEX

 Exhibit
 Number                                   Exhibit Description
 -------                                  -------------------
   3.1 Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
   3.2      Bylaws of Registrant.+
   4.1 Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.1 Form of Registrant's Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.2 Licensing Agreement, dated October 31, 1993, by and between Registrant and Toomim Research Group, as amended. Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.3 Securities Purchase Agreement, dated December 23, 1994, by and among Registrant, OMERB, Gerald Appel and Hershel Toomim. Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.4 Securities Purchase Agreement, dated August 18, 1995, by and among Registrant, OMERB and Gerald Appel. Incorporated by reference to
            Exhibit 10.4 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.5 Series A Warrant of OMERB, dated December 23, 1994, as amended. Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.6 Series B Warrant of OMERB, dated December 23, 1994, as amended. Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.7 Series C Warrant of OMERB, dated August 18, 1995, as amended. Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.8 Waiver Letter, dated December 8, 1995, from OMERB to Registrant. Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.9 Letter Agreement, dated July 8, 1996, by and between Registrant and OMERB. Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.10 Letter Agreement, dated December 13, 1994, by and among Registrant and Donald Patterson, Ronald Goldsack, James Connacher, Chris Skillen, Richard Reid and James Black, and Form of Stock Option Agreement, dated December 19, 1994, by and among Registrant and such persons, as amended. Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.11 Lease Agreement, dated August 1, 1996, by and between Registrant and The Urcis Family Trust. Incorporated by reference to Exhibit 10.11 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.12 Non-transferable Warrant of Griffiths McBurney & Partners, dated December 6, 1996. Incorporated by reference to Exhibit 10.12 to
            Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.13 Form of Warrant, dated December 6, 1996, by and among Registrant and persons purchasing units in private placement of December 6, 1996. Incorporated by reference to Exhibit 10.13 to Form SB-2 filed on January 6, 1997, and the amendments thereto. Form of Amendment to Warrant.
  10.14 Stock Option Agreement, dated March 23, 1995, by and between Registrant and Steve Nelson. Incorporated by reference to Exhibit
            10.14 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.15 Business PrimeLine Promissory Notes, between Registrant and Wells Fargo Bank, National Association, as amended. Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on January 6, 1997, and the amendments thereto.
  10.16 Master Equipment Lease Agreement, dated March 1, 1996 by and between Registrant and Medical Consulting Imaging Co., and Distribution Agreement, dated March 1, 1996, by and among Registrant, Medical Consulting Imaging Co. and MCIC/HNI. Incorporated by reference to
            Exhibit 10.16 to Form SB-2 filed on January 6, 1997, and the amendments thereto. Termination of Distribution Agreement, dated February 23, 1998.
  10.17 Renewal Notices with respect to Business PrimeLine Promissory Notes between Registrant and

 Exhibit
 Number                                   Exhibit Description
 -------                                  -------------------
            Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1997.
  10.18 Form of Warrant, dated April 16, 1997, by and among Registrant and persons purchasing units in private placement of April 16, 1997. Form of Amendment to Warrant.+
  10.19     1997 Stock Option Plan.+
  10.20     Amendment Number Three, Waiver and Consent between Toomim
            Research Group and Myo Diagnostics, Inc.
  24.1      Power of Attorney (included on signature page).
  27.1      Financial Data Schedule.

--------------------
+ Previously Filed