Form 10QSB
period 1998-03-31
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.


                        Commission file number 333-19285


                              MYO DIAGNOSTICS, INC.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

                                   California
-------------------------------------------------------------------------------
        (State  or Other Jurisdiction of Incorporation or Organization)

                                   95-4089525
-------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                         3710 South Robertson Boulevard
                         Culver City, California 90232
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  310-559-5500
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                              Yes  [ ]    No  [X]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,323,037 shares issued and outstanding as of June 1, 1998.

   Transitional Small Business Disclosure Format (check one):
                              Yes  [ ]    No  [X]_

                                    MYO DIAGNOSTICS, INC.
                                    INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of March 31, 1998              3

         Statements of Operations (unaudited) for the
         Three months Ended March 31, 1998 and 1997                  4

         Statements of Cash Flows (unaudited) for the
         Three months Ended March 31, 1998 and 1997                  5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to a Vote of Security Holders         9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

                                       PART I
                                 FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              (Unaudited)

                                                Mar 31, 1998
Current Assets                                  ____________
Cash                                            $          -
Accounts receivable                                        -
Prepaid expenses and other current assets             12,655
                                                ____________
   Total current assets                               12,655
Fixed assets                                         185,847
Other assets                                          32,798
                                                ____________
   Total assets                                 $    231,300

Current Liabilities
Accounts payable and accrued expenses                296,681
Notes payable to bank                                270,000
Current portion of leases payable                     25,805
                                                ____________
   Total current liabilities                         592,486

Non Current Liabilities
Convertible debenture loans                                -
Loans from shareholders    -                               -
Capital leases payable                                64,752
Notes payable                                              -
                                                ____________
   Total liabilities                                 657,238

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -

Common stock, no par value
   50,000,000 shares authorized
   8,323,037 and 8,323,037 issued and
   outstanding                                     5,584,139
Paid in capital                                      145,000
Deficit accumulated during development stage      (6,155,077)
                                                ____________
Total shareholders' deficit                         (425,938)
                                                ____________
Total liabilities and shareholders' deficit     $    231,300


The accompanying notes are an integral part of these financial statements.

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                For the Three Months Ended:
                                                Mar 31, 1998   Mar 31, 1997
                                                ____________   ____________

Revenues                                        $          -   $          -

Operating Expenses
   Research and Development                          123,265         92,847
   Technical Services                                 32,636         76,392
   Sales and Marketing                                43,909         21,476
   General and Administrative                        246,273        218,717
                                                ____________   ____________

Total Operating Expenses                             446,083        409,432
                                                ____________   ____________

Loss from Operations                                (446,083)      (409,432)

Other Income (Expenses)
   Interest Expense                                   (7,483)       (10,286)
   Miscellaneous                                        (632)             -
   Interest Income                                       223          3,041
                                                ____________   ____________
   Total Other Income (Expenses)                      (7,892)        (7,245)

Provision for income taxes                            (1,172)        (1,052)
                                                ____________   ____________
Net loss                                        $   (455,147)  $   (417,729)
                                                ____________   ____________
Net loss per share                              $      (0.05)  $      (0.05)

Weighted average number of shares outstanding      8,223,037      7,746,037


The accompanying notes are an integral part of these financial statements.

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                For the Three Months Ended:
                                                Mar 31, 1998   Mar 31, 1997
                                                ____________   ____________


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                     $   (455,147)  $   (417,719)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                   15,672         13,214
      Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                       67,500
            Prepaid expenses                             821         (7,118)
            Other assets                                 300          1,129
         Increase (decrease) in liabilities:
            Accounts payable and accrued
            expenses                                  68,882         34,896
                                                ____________   ____________
            Net Cash Used in Operating
            Activities                              (301,972)      (375,608)
                                                ____________   ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                               (34,240)        (2,468)
                                                ____________   ____________
      Net Cash Used in Investing Activities          (34,240)        (2,468)
                                                ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                       25,796              -
   Net proceeds from issuance of common stock              -              -
   Increase (Decrease in Paid-In Capital             145,000
                                                ____________   ____________
   (Repayments) borrowings of obligations under
   capital lease                                      14,908         (8,655)
                                                ____________   ____________
      Net Cash Provided by Financing Activities      185,704         (8,655)
                                                ____________   ____________
      Net (Decrease) in Cash                        (150,508)      (386,731)
CASH -- Beginning of Period                          150,508        606,144
                                                ____________   ____________
CASH -- End of Period                           $          -   $    219,413

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

   The financial statements included herein have been prepared by Myo Diagnostics, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto.

   The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the three months ended March 31, 1998, the Company incurred a net loss of $455,147. The Company is also in the development stage at March 31, 1998, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

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

Results of Operations

   Three Months Ended March 31, 1998 as Compared to Three Months Ended March 31, 1997. The Company incurred net losses of $455,147 for the three months ended March 31, 1998 and $417,729 for the three months ended March 31, 1997.

   The Company's operating expenses increased to $446,083 during the three months ended March 31, 1998 from $409,432 during the three months ended March 31, 1997. During the three months ended March 31, 1998 compared to the three months ended March 31, 1997, research and development expenses increased $30,418 primarily as a result of further product development and refinement. Technical service expenses decreased $43,756 as a result of completed research and development programs. Sales and marketing expenses for the three months ended March 31, 1998 increased $22,433 compared to the three months ended March 31, 1997 due to an increase in marketing efforts. During the three months ended March 31, 1998 compared to the three months ended March 31, 1997, general and administrative expenses increased to $246,273 from $218,717 respectively. This increase was principally as a result of an increase in consulting fees.

Financial Condition

   The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the three months ended March 31, 1998, the Company funded its operations principally from bank credit facilities.

   The Company currently has four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. These lines, which were fully utilized at March 31, 1998, mature at various times through June 10, 1999. The Company was able to obtain these lines of credit because four unaffiliated individuals delivered to the bank irrevocable letters of credit in support of such lines, for which these individuals received options to purchase an aggregate of 270,000 shares of Common Stock for $1.13 per share.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

   N/A

Item 2.  Changes in Securities

   N/A

Item 3.  Defaults Upon Senior Securities

   N/A

Item 4.  Submission of Matters to a Vote of Security Holders

   N/A

Item 5.  Other Information

   N/A

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


                                 MYO DIAGNOSTICS, INC.

Date: February 11, 2000      By: /s/ GERALD D. APPEL
                                 -------------------------------------------
                                 Gerald D. Appel, President, Chief Executive
                                 Officer and Chairman of the Board
                                 [Principal Financial and
                                 Accounting Officer]