Form 10QSB
period 1998-06-30
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

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

                              Yes  [ ]    No  [X]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,406,370 shares issued and outstanding as of August 1, 1998.

   Transitional Small Business Disclosure Format (check one):
                              Yes  [ ]    No  [X]

                                    MYO DIAGNOSTICS, INC.
                                    INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of June 30, 1998               3

         Statements of Operations (unaudited) for the
         six months Ended June 30, 1998 and 1997                     4

         Statements of Cash Flows (unaudited) for the
         Six months Ended June 30, 1998 and 1997                     5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to a Vote of Security Holders         9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

                                       PART I
                                 FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              (Unaudited)

                                                Jun 30, 1998
Current Assets                                  ____________
Cash                                            $          -
Accounts receivable                                        -
Prepaid expenses and other current assets             11,983
                                                ____________
   Total current assets                               11,983
Fixed assets                                         170,412
Other assets                                          32,501
                                                ____________
   Total assets                                 $    214,895

Current Liabilities
Accounts payable and accrued expenses                436,387
Notes payable to bank                                270,000
Current portion of leases payable                     15,888
                                                ____________
   Total current liabilities                         722,275

Non Current Liabilities
Convertible debenture loans                                -
Loans from shareholders    -                          25,500
Capital leases payable                                64,752
Notes payable                                         25,000
                                                ____________
   Total liabilities                                 837,527

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -

Common stock, no par value
   50,000,000 shares authorized
   8,406,379 and 8,323,037 issued and
   outstanding                                     5,729,971
Paid in capital                                      145,000
Deficit accumulated during development stage      (6,497,603)
                                                ____________
Total shareholders' deficit                         (622,632)
                                                ____________
Total liabilities and shareholders' deficit     $    214,895


The accompanying notes are an integral part of these financial statements.

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                   Three Months             Six months
                                  ended June 30,          ended June 30,
                                 1998        1997        1998         1997
                               _________   _________   _________    _________

Revenues                       $      -   $  5,574   $        -    $   5,445

Operating Expenses:
  Research and Development      101,404      89,567     223,694      182,414
  Technical Services             27,183      46,365      61,264      122,744
  Sales and Marketing            28,240      18,248      72,149       39,724
  General and Administrative    167,205     163,692     422,272      374,882
                               _________   _________   _________    _________

Total Operating Expenses        324,032     317,872     779,379      719,764
                               _________   _________   _________    _________

Loss from Operations           (324,032)   (312,298)   (779,379)    (714,319)

Other Income (Expenses)
  Interest Expense               (9,490)    (14,802)    (16,973)     (25,088)
  Miscellaneous                       -          -           -            -
  Interest Income                     -      28,984         233       31,898
                               __________  _________    ________    _________
  Total Other Income (Expenses)  (9,490)     14,182     (16,750)       6,810

  Loss before provision for
   income taxes                (333,522)   (298,116)   (796,129)    (707,509)

Provision for income taxes          743         628       1,543        1,680
                               __________  __________  _________    _________
Net loss                     $ (455,147)  $(298,744)  $(797,672)   $(709,189)
                               __________  __________  _________    _________
Net loss per share            $    (0.04) $   (0.04)  $   (0.09)   $   (0.09)

Weighted average number of     8,364,704   8,133,367   8,364,704    7,939,775
shares outstanding

The accompanying notes are an integral part of these financial statements.

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                  Six Months ended June 30,
                                                    1998           1997
                                                ____________   ____________


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                     $   (797,672)  $   (709,189)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                   31,404         23,962
      Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                       67,500         (6,416)
            Prepaid expenses                           1,193         (3,911)
            Other assets                                 600           (821)
         Increase (decrease) in liabilities:
            Accounts payable and accrued
            expenses                                 150,834        (28,932)
                                                 ____________    ____________
            Net Cash Used in Operating
            Activities                              (546,141)       (725,307)
                                                 ____________    ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                               (34,240)             -
                                                 ____________    ____________
      Net Cash Used in Investing Activities          (34,240)             -
                                                 ____________    ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                       83,552              -
   Proceeds from notes payable                        50,500              -
   Net proceeds from issuance of common stock        290,833      1,200,000
   (Repayments) borrowings of obligations under
   capital lease                                       4,990        (17,490)
                                                ____________   ____________
      Net Cash Provided by Financing Activities      429,875      1,182,510
                                                ____________   ____________
      Net (Decrease) in Cash                        (150,508)       457,203
CASH -- Beginning of Period                          150,508        606,144
                                                ____________   ____________
CASH -- End of Period                           $          -   $  1,063,347

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

   The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the six months ended June 30, 1998, the Company incurred a net loss of $797,672. The Company is also in the development stage at June 30, 1998, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

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

Results of Operations

   Six Months Ended June 30, 1998 as Compared to Six Months Ended June 30, 1997. The Company incurred net losses of $797,672 for the six months ended June 30, 1998 and $709,189 for the six months ended June 30, 1997.

   The Company's operating expenses increased to $709,379 during the six months ended June 30, 1998 from $719,764 during the six months ended June
30, 1997. During the six months ended June 30, 1998 compared to the six months ended June 30, 1997, research and development expenses increased
$41,280 primarily as a result of product development. Technical service expenses decreased $61,480 as a result of refinements made to the MYO D hardware system. Sales and marketing expenses for the six months ended June 30, 1998 increased $32,425 compared to the six months ended June 30, 1997 due to an increase in marketing efforts. During the six months ended June 30, 1998 compared to the six months ended June 30, 1997, general and administrative expenses increased to $422,272 from $344,882 respectively. This increase was principally as a result of an increase in consulting fees.

Financial Condition

   The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the six months ended June 30, 1998, the Company funded its operations principally from the $145,833 received from the issuance of 83,333 shares of Common Stock for $1.75 per share upon exercise of the Series B Warrants.

   The Company currently has four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. These lines, which were fully utilized at June 30, 1998, mature at various times through June 10, 1999.

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

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings

   N/A

Item 2.  Changes in Securities

   In May 1998 the Company issued to the Ontario Municipal Employees Retirement Board, Ontario, Canada ("OMERB"), a shareholder of the Company, 83,333 shares of Common Stock for $1.75 per share (aggregate proceeds of $145,833) upon exercise of Series B Warrants issued to OMERB in 1994. No underwriting discounts or brokerage commissions were paid in connection with this issuance. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to Regulation S as an off-shore transaction with an investor which is not a U.S. Person.

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