Form 10QSB
period 1998-09-30
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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

                              Yes  [ ]    No  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,616,370 shares issued and outstanding as of October 1, 1998.

     Transitional Small Business Disclosure Format (check one):
                               Yes  [ ]    No [X]

                                    MYO DIAGNOSTICS, INC.
                                    INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of September 30, 1998          3

         Statements of Operations (unaudited) for the
         Nine months Ended September 30, 1998 and 1997               4

         Statements of Cash Flows (unaudited) for the
         Nine months Ended September 30, 1998 and 1997               5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to a Vote of Security Holders         9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

                                       PART I
                                 FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              (Unaudited)

                                                Sep 30, 1998
Current Assets                                  ____________
Cash                                            $          -
Accounts receivable                                        -
Prepaid expenses and other current assets              6,039
                                                ____________
   Total current assets                                6,039
Fixed assets                                         154,977
Other assets                                          32,204
                                                ____________
   Total assets                                 $    193,220

Current Liabilities
Accounts payable and accrued expenses                475,055
Notes payable to bank                                270,000
Current portion of leases payable                      9,813
                                                ____________
   Total current liabilities                         754,868

Non Current Liabilities
Convertible debenture loans                          167,000
Loans from shareholders    -                          44,000
Capital leases payable                                64,752
Notes payable                                         25,000
                                                ____________
   Total liabilities                               1,055,620

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -

Common stock, no par value
   50,000,000 shares authorized
   8,616,370 and 8,323,037 issued and
   outstanding                                     5,769,956
Paid in capital                                      145,000
Deficit accumulated during development stage      (6,777,356)
                                                ____________
Total shareholders' deficit                         (862,400)
                                                ____________
Total liabilities and shareholders' deficit     $    193,220


The accompanying notes are an integral part of these financial statements.

                             MYO DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months             Nine months
                                   ended Sept 30,          ended Sept 30,
                                 1998        1997        1998         1997
                               _________   _________   _________    _________

Revenues                      $      -   $   4,197    $        -   $    9,771

Operating Expenses:
  Research and Development      53,193      96,041       276,887      278,455
  Technical Services            28,229      47,893        89,493      170,637
  Sales and Marketing           16,038      26,599        88,187       66,145
  General and Administrative   175,826     238,365       598,098      613,771
                              _________   _________    _________    _________

Total Operating Expenses       273,286     408,898     1,052,665    1,129,008
                              _________   _________    _________    _________

Loss from Operations          (273,286)   (404,701)   (1,052,665)  (1,119,237)

Other Income (Expenses)
  Interest Expense              (6,746)    (11,955)      (23,719)     (37,043)
  Miscellaneous                       -          -            -            -
  Interest Income                     -       6,155          233       38,180
                              __________  _________      ________    _________
  Total Other Income (Expenses) (6,746)     (5,800)      (23,496)       1,137

  Loss before provision for
   income taxes               (280,032)   (410,501)   (1,076,161)  (1,118,100)

Provision for income taxes        (279)          -         1,264          800
                              __________  __________   _________    _________
Net loss                    $ (279,753)  $(410,501)  $(1,077,425) $(1,118,900)
                              __________  __________   _________    _________
Net loss per share           $   (0.03) $   ( 0.05)  $     (0.13) $     (0.14)

Weighted average number of   8,469,704   8,223,037     8,469,704    8,034,539
shares outstanding

The accompanying notes are an integral part of these financial statements.

                              MYO DIAGNOSTICS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                  Nine Months ended Sept 30,
                                                    1998           1997
                                                ____________   ____________


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                     $ (1,077,425)  $ (1,118,900)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                   47,136         39,929
      Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                       67,500         (7,662)
            Prepaid expenses                           6,912        (10,380)
            Other assets                                 825            420
         Increase (decrease) in liabilities:
            Accounts payable and accrued
            expenses                                 245,632         (3,149)
                                                 ____________    ____________
            Net Cash Used in Operating
            Activities                              (709,420)    (1,099,742)
                                                 ____________    ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                               (34,240)       (14,521)
                                                 ____________    ____________
      Net Cash Used in Investing Activities          (34,240)       (14,521)
                                                 ____________    ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                       27,420       (130,000)
   Proceeds from notes payable                        69,000              -
   Convertible Debenture                             167,000              -
   Net proceeds from issuance of common stock        330,817      1,200,000
   (Repayments) borrowings of obligations under
   capital lease                                      (1,085)       (19,266)
                                                ____________   ____________
      Net Cash Provided by Financing Activities      593,152      1,050,734
                                                ____________   ____________
      Net (Decrease) in Cash                        (150,508)       (63,529)
CASH -- Beginning of Period                          150,508        606,144
                                                ____________   ____________
CASH -- End of Period                           $          -   $    542,615

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

     The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the nine months ended September 30, 1998, the Company incurred a net loss of $1,077,425. The Company is also in the development stage at September 30, 1998, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

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

Results of Operations

   Nine Months Ended September 30, 1998 as Compared to Nine Months Ended September 30, 1997. The Company incurred net losses of $1,077,425 for the nine months ended September 30, 1998 and $1,118,900 for the nine months ended September 30, 1997.

   The Company's operating expenses decreased to $1,052,665 during the nine months ended September 30, 1998 from $1,129,008 during the nine months ended September 30, 1997. During the nine months ended September 30, 1998 compared to the nine months ended June 30, 1997, research and development expenses decreased $1,568. Technical service expenses decreased $81,114 due to limited financial resources. Sales and marketing expenses for the nine months ended September 30, 1998 increased $22,042 compared to the nine months ended
September 30, 1997 due to a slight increase in marketing efforts. During the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, general and administrative expenses increased to $598,098 from $613,771 respectively.

Financial Condition

   The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the nine months ended September 30, 1998, the Company funded its operations principally from bank overdraft facilities, from net proceeds of $167,000 from the issuance of Convertible Notes and from net proceeds of $200,000 from a private placement of Common Stock of the Company. See Part II,
Item 2 of this Form 10QSB.

   The Company currently has four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. These lines, which were fully utilized at September 30, 1998, matured at various times through June 10, 1998. The Company is currently negotiating with the bank for an extension of these lines.

  The Company presently has funds to continue operations at its present level only through December of 1998. The Company expects very little or no revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of December 1998, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

                                  PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings

   N/A

Item 2.  Changes in Securities

  In July 1998, the Company issued to 31 shareholders of the Company, all of whom are Canadian residents, 10% Convertible Notes due August 13, 2000 (the "Notes") in aggregate principal amount of $167,000 for a purchase of $167,000. The Notes are convertible into Common Stock at any time prior to maturity at $1.00 per share. No underwriting discounts or brokerage commissions were paid in connection with these issuances. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to Regulation S as an off-shore transaction with an investor which is not a U.S. Person.

   In August 1998 the Company entered into an agreement with St. James Securities Inc., a registered broker-dealer under Canadian law in Toronto, Canada, pursuant to which St. James Securities agreed to purchase from the Company as principal 500,000 shares of Common Stock for $1.00 per share and the Company appointed St. James Securities as its exclusive agent to sell on a best efforts basis an additional 1,000,000 shares of Common Stock in a private placement in Canada. Under the agreement, St. James Securities was entitled to a 7% commission on all securities sold pursuant to the agreement and, three-year warrants to purchase 200,000 shares of Common Stock for $.50 per share. In September 1998, pursuant to the agreement, the Company sold to St. James Securities 200,000 shares of Common Stock for $1.00 per share. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to Regulation S as an off-shore transaction with an investor which is not a U.S. Person.


   In September 1998, the Company issued to Gary Weinhouse, the former Director of Operations for the Company, 10,000 shares of Common Stock for services rendered to the Company valued at $15,000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 3.  Defaults Upon Senior Securities

   N/A

Item 4.  Submission of Matters to a Vote of Security Holders

   N/A

Item 5.  Other Information

   N/A

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:
         Exhibit 10.1   Form of 10% Convertible Note due August 13, 2000
         Exhibit 27.1   Financial Data Schedule

   (b)   Reports on Form 8-K.
         None.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MYO DIAGNOSTICS, INC.

Date: February 11, 2000       By: /s/ GERALD D. APPEL
                                  --------------------------------------------
                                  Gerald D. Appel, President, Chief Executive
                                  Officer and Chairman of the Board
                                  [Principal Financial and
                                  Accounting Officer]