Form 10KSB40
period 1998-12-31
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 333-19285

                              MYO DIAGNOSTICS, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

                                   California
-------------------------------------------------------------------------------
         (State  or Other Jurisdiction of Incorporation or Organization)

                                   95-4089525
-------------------------------------------------------------------------------
                      (I.R.S. Employer Identification  No.)

                         3710 South Robertson Boulevard
                         Culver City, California 90232
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                 (310) 559-5500
-------------------------------------------------------------------------------
                (Issuer's telephone Number, Including Area Code)

       Securities registered under to Section 12(b) of the Exchange Act:

Title of Each Class

Name of Each Exchange on which Registered:  None

Securities registered under to Section 12(g) of the Exchange Act:  None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                             Yes [ ]        No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Revenues for the fiscal year ended December 31, 1998 will be disclosed pursuant to an amendment to this Form 10-KSB.

     At March 31, 1999 the aggregate market value of the voting stock held by non-affiliates of the issuer was $8,916,370.

     At December 31, 1998 the issuer had 8,916,370 shares of Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
                              Yes [ ]      No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

ITEMS OMITTED PURSUANT TO RULE 12b-25: None

                              Table of Contents


Part I

   Item 1.     Description of Business
   Item 2.     Description of Property
   Item 3.     Legal Proceedings
   Item 4.     Submission of Matters to a Vote of Security Holders


Part II

   Item 5.     Market for Common Equity and Related Stockholder Matter
   Item 6.     Management's Discussion and Analysis or Plan of Operation
   Item 7.     Financial Statements
   Item 8.     Changes in and Disagreements with Accountants and Financial
               Disclosure


Part  III

   Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
   Item 10.    Executive Compensation
   Item 11.    Security Ownership of Certain Beneficial Owners and Management
   Item 12.    Certain Relationships and Related Transactions
   Item 13.    Exhibits and reports on Form 8-K


SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

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

   MPR's scientific foundation originates from the research of Dr.
Hershel Toomim, one of the principals of the Company. Over the ten-year period that preceded the formation of the Company, Dr. Toomim did extensive research on the patterns of interactions occurring between the various muscles which participate in the execution of a movement. Central to the MPR concept is the discovery of movement-specific patterns which can be captured by simultaneously recording the electromyographic ("EMG") signals of all participating muscles. The comparison of a patient's patterns with those of "normal" subjects, using an expert system (described in greater detail below), is the basis of the evaluation. Up until now, the Company has focused its development efforts on the back and neck muscle application; it plans to address other muscle groups in the future.

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

   In February 1996, the Company entered into a distribution agreement with Medical Consulting Images, Co. ("MCIC"), a well established, Cleveland-based diagnostic imaging service company. Under the distribution agreement, MCIC is committed to present the product to potential users to create awareness of the MPR procedure ("introduce" the product) in 20 markets in the five states in which it operates. MCIC did not successfully introduce the product or conduct MPR evaluations (other than limited evaluations for clinical purposes), and in February 1998 the Company terminated this distribution agreement.

Market

   Market Environment. The United States health care delivery and payment systems have been undergoing profound changes over the past few years. These changes have been driven by the determination of employers to halt the alarming escalation of health care spending, by the concerns of the health care industry over the threat of regulatory controls, and by a general awareness that the system is plagued by major flaws. "Liability System Incentives to Consume Excess Medical Care," a November 1995 study by the RAND Corporation Institute for Civil Justice, found an estimated 59% of the costs submitted in support of soft injury claims for auto accidents was excess. This study further indicated that "the implications of this analysis reached far beyond auto insurance premiums. Our data clearly suggests that large amounts of medical resources are being unnecessarily consumed." Lead by managed care providers, the re-engineering of the industry has brought a new focus on the cost-effectiveness of services and procedures. Capitated payment plans have reversed the financial incentives of managed care providers, and insurers of traditional indemnity plans have had to adopt similar cost-containment techniques to compete.

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

Business Strategy

   The Company's goal is to establish MPR as a widely recognized and accepted procedure, to capitalize upon the full potential of this technology by developing protocols for other applications, and to achieve and maintain a leadership position in muscle-related diagnostic techniques. The Company's strategy to achieve these goals consists of the following principal elements:

* Establish the product in the HMO and corporate markets through strategic partnerships with major health care firms, insurance companies and through direct sales to targeted self-insured corporations. The Company hopes that these strategic partners will introduce MPR to users with whom they have existing relationships, which will provide accelerated entry into a large number of HMOs and major corporations.

* Expand geographically through establishing regional and local distribution arrangements with diagnostic imaging services, rehabilitation centers and diagnostic clinics. The existing physician referral base of these distributors will provide access to the personal injury, workers compensation, and general back pain markets more rapidly. While the Company does not currently have any distributor relationships, the Company believes that distributors will have interest as the low capital investment and high margin of MPR provides an attractive opportunity for incremental profits.

* Increase exposure and peer recognition through publications in medical and scientific journals. Peer-reviewed publications play an important role in overcoming physician resistance to new procedures. Accordingly, the Company has an on-going program of studies and trials aimed at providing statistical and clinical evidence for publication. As of the date of this Form 10-KSB, the Company had no clinical study in process, and its ability to conduct additional clinical studies (each of which costs at minimum approximately $250,000) is dependent upon obtaining additional funding. See "Risk Factors--Need For Additional Funding".

* Develop new applications of its core technology. The Company intends to use its know-how and core technology to address other applications related to arm and leg muscles. For example, the development of appropriate protocols may allow the Company to introduce evaluation systems for carpal tunnel syndrome, rotator cuff injuries and pre- and post-operative arthroscopic surgery evaluation. In addition, the Company plans to develop a disability management information system designed to provide the elements necessary to predict potential high risk of injury, avoid injuries through appropriate preventative intervention, assess injury through MPR and other data, establish protocols for treatment of injuries, manage chronic back injury cases and establish outcome measures. This system of "disease management" provides significant elements of cost containment which are currently being sought by payors. The Company does not anticipate completing development of new applications for at least the next two years; in addition, its ability to complete development of new applications will be contingent in part upon obtaining additional funding or generating sufficient revenues from the MPR System.

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

   the Myo Diagnostics Expert System, and
   the Myo Diagnostics Muscle Pattern Recognition Report.

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

   The Company presently requires Technologists who perform the tests on the patient to receive three weeks training. No special governmental or regulatory license or approval is required for the technologists to perform the service.

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

   The Muscle Pattern Recognition Report. The MPR Report provides the physician with findings to classify the patient as normal or with a graded level of muscle dysfunction. It provides four critical statements about the muscle groups examined, along with detailed information supportive of these conclusions:

*  Evidence of dysfunction:   Reports if muscle recruitment is normal or
                              abnormal and, if abnormal, the location of the abnormality;

*  Frequency and severity     The severity of the dysfunction as compared to
   of the dysfunction:        normal and the frequency it occurs during the
                              nine movements;

*  The patterns of abnormal   Graphic presentation of the abnormal muscle
   muscle recruitment:        patterns including the patterns of muscle
                              compensation;

*  The bio-mechanical         Describes the reason for the functional
   explanation of the         adjustments made during movement.
   abnormal muscle
   compensation:

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

   Legal Validation of the System. In 1993, the California Workers Compensation Appeals Board ("WCAB") issued a decision that the Company had
". . . persuaded the Court as to the validity of the lien-claimant's [Myo Diagnostics] methodology and mechanism" and that "it found that the procedure (muscle pattern recognition) is a valid and useful diagnostic medical tool when used in the proper case. . . ."  This determination was in connection with an action pursuant to which an insurance carrier had sought refund of payments made to a provider who had submitted claims for use of the MPR System (and the WCAB denied the insurance company such refund). The Company believes that this opinion helps to validate MPR as a valid medical/legal procedure.

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

   The license expires in 2013. The license is terminable by TRG upon 14 days notice (subject to cure during such period) if the Company fails to observe the terms of the Agreement.

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

Employees

   As of December 31, 1998, the Company had 5 full time employees including one involved in research and development and four involved in administration, operations and marketing.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted for approval to the holders of the Company's outstanding Common Stock.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Stock; Record Holders

   There is no public market for the Company's Common Stock. As of March 30, 1999, there were ninety-nine holders of record of the Common Stock.

Recent Sales of Unregistered Securities

   Between October 1, 1998 and December 31, 1998, the Company issued an aggregate of 500,000 shares of Common Stock of the Company at a price of $1.00 per share. Of these shares, 300,000 were purchased by St. James Securities Inc., a registered broker-dealer under Canadian law in Toronto, Canada, and 200,000 by a qualified Canadian institutional buyer. The Company paid a brokerage commission of 7% to St. James Securities in connection with this issuance. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to Regulation S as an off-shore transaction with an investor which is not a U.S. Person.

   Between January 1, 1998 and December 31, 1998, the Company issued a total of 211,998 options to purchase Common Stock of the Company at prices ranging from $0.10 to $1.50 per share. The issuance of the options was in consideration of cancellation of certain indebtedness of the Company by seven creditors. The shares issuable under the options were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon an exemption from registration.

Dividends

   The Company has never paid any dividends on its Common Stock. The Company intends to retain any earnings for use in its business and does not intend paying any cash dividends on its Common Stock in the foreseeable future.


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

Results of Operations

   Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997. The Company incurred net losses of $793,195 for 1998 and $999,385 for 1997.

   Revenues decreased from $10,266 for 1997 to $9,339 for 1998. Revenues consisted primarily of fees for performance of MPR evaluations for clinical or marketing trials. Revenues were less for 1998 as fewer MPR evaluations were conducted during those periods.

   The Company's operating expenses decreased to $761,063 during 1998 from $1,001,868 during 1997. During 1998 as compared to 1997, (i) technical services expenses decreased by $85,080, primarily as a result of lower product development costs, (ii) research and development expenses decreased to $9,101 from $122,239 principally as a result of a decrease in salary expenses and consulting fees, (iii) sales and marketing expenses decreased slightly, by $19,086 as the Company focused the majority of its efforts on raising capital, and (iv) general and administrative expenses decreased slightly to $638,879 from $662,380 principally as a result of a decrease in rental and utility expenses and a decrease in consulting fees. Operating expenses during 1998 also included certain legal expenses pertaining to a 1997 claim against the Company by a former employee (See Note 10 to the Financial Statements).

Financial Condition

   The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During 1998, the Company funded its operations principally from net proceeds of $83,333 from the exercise of the Series B Warrants owned by OMERB, from net proceeds of $167,000 from the sale of the Convertible Notes, and from net proceeds of $500,000 obtained from the sale of Common Stock pursuant to an agreement with St. James Securities.

   As of December 31, 1998, the Company had four revolving lines of credit from a commercial bank pursuant to which the Company could from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. These lines were fully utilized as at December 31, 1998.

   The Company presently has funds to continue operations at its present level only through July 1999. The Company expects very little or no revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of July 1998, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

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

Reliance on a Single Product: The Company has only one product, the MPR System. There is no established market for this product. Accordingly, if for any reason the MPR System cannot be marketed successfully (including the many reasons described elsewhere under "Factors That May Affect Future Results"), the Company would not survive.

Reliance on License: The Company's entire business is based on an exclusive license of the MPR process and related technology from TRG. See "Business -- Intellectual Property." The license terminates in 2013, but may be terminated earlier upon the occurrence of certain events including (i) the failure by the Company to observe or perform any of its covenants, conditions or agreements contained within the license. Any termination of the license would have a material adverse effect on the Company and would likely result in the Company not surviving.

Development Stage Company with Limited Operating History: The Company is in the development stage and its operations are subject to all the risks inherent in launching a new business enterprise, in developing and marketing a new product or service, and in establishing a name and a business reputation. The likelihood of success of the Company must be considered in light of problems, expenses, difficulties and delays frequently encountered in converting prototype designs into viable production designs, and in achieving market acceptance with a new type of product or service. The Company has had limited revenues to date, has operated at a loss since inception, and, because it is only now entering its commercial stage, it will likely sustain operating losses for an indeterminate time period. There can be no assurance that the Company will ever generate material revenues or that the Company will ever be profitable.

New and Uncertain Market: Until now, muscle injuries have always been diagnosed and evaluated subjectively by physicians through physical examination. Accordingly, there is no established demand for a computer assisted procedure to assist in the diagnosis of such injuries, and it is difficult to predict if, and when, the procedure will gain wide acceptance by prescribers. A prerequisite to success will be the ability of the Company to establish MPR as a standard medical practice for use in the diagnosis of muscle dysfunction. The Company believes it will take a minimum of three to five years for such awareness to be achieved, if it can be achieved at all. Factors that may affect market acceptance could include resistance to change, concerns over the lack of track record of the procedure, and the risk for insurance companies to use the results of the procedure to challenge or overrule the diagnostic or treatment decisions of a physician.

Need for Additional Funding: To create market awareness of its MPR System, the Company will need to devote significant resources to marketing and sales. The Company's plan is to develop market awareness through a public relations campaign, including attendance at trade shows and professional conferences, scientific presentations and clinical studies. In addition, and very critical to this process, will be direct contact with payors (primarily insurance companies, HMOs and PPOs) and providers (including physicians, rehabilitation professionals, hospitals and diagnostic clinics) to create awareness of the MPR System and to educate them as to its benefits and clinical applicability. To fully implement its marketing plan the Company estimates it will need an additional $2.0 million to $2.5 million of funding. The amount of funding, if any, the Company receives in 1999 will determine the degree to which it can implement its marketing plan.

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

Intellectual Property: TRG holds a United States patent on the MPR technology, and the Company is the exclusive licensee of the rights under the patent. The Company believes that its ability to be successful will be contingent on its ability to protect the MPR technology, its future developments and its know how. There can be no assurance, however, that this patent will provide substantial protection of the MPR technology or that its validity will not be challenged. Pursuant to its license agreement with TRG, the Company has the right to protect the MPR technology.

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

Competition: The Company believes that there is no competitive diagnostic technology in use today capable of detecting, locating and evaluating soft tissue muscle injuries in a manner similar to the MPR System. However, there are many companies, both public and private, which are active in the field of medical diagnostic imaging. Some of these companies have substantially greater financial, technical and human resources, have a well established name
and enjoy a strong market presence.   There is no assurance that one or
several such companies are not currently developing, or will not start developing, technology that will prove more effective or desirable than the Company's technology. Such occurrence could severely affect the Company's ability to establish and develop a market presence and to maintain its competitive position.

Dependence on Third Parties: The success of the Company will depend, in part, on insurance companies and managed care organizations paying for or reimbursing for MPR evaluations. To date, over 60 insurance companies have reimbursed patients who have been diagnosed using the MPR System. However, this has been a limited sample in that the Company's experience is based solely on clinical tests and test marketing. No assurance can be given as to what extent, if at all, insurance companies will continue to reimburse for MPR evaluations.

Dependence on Key Management Personnel: The Company is substantially dependent upon the experience and efforts of Gerald D. Appel, President, Chief Executive Officer and founder of the Company. The loss of the services of Mr. Appel could have a material adverse impact on the Company and its business unless a suitable replacement for the individual is found promptly, but there is no assurance that such replacement can be found.

Product Liability: The Company may be subject to substantial product liability costs if claims arise out of problems associated with the use of the Company's MPR System. While the Company maintains insurance against such potential liabilities, there can be no assurance that such product liability insurance will adequately insure against such risk.

Control by Management: Gerald D. Appel owns beneficially 3,410,019 shares of the Common Stock (which includes voting rights with respect to 111,900 shares), representing 38.2% of the outstanding voting power of the Company as of December 31, 1998. As of December 31, 1998, all directors and officers of the Company (including Mr. Appel) beneficially owned 45.2% of the outstanding Common Stock. Accordingly, Mr. Appel, individually, and all directors and officers as a group, have the power to control the election of directors, and therefore the business and affairs of the Company. See "Principal Shareholders." This concentration of stock ownership may have the effect of delaying or preventing a change in the management or control of the Company.

Preferred Stock: The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, issuable in one or more series, the rights, preferences, privileges and restrictions of which may be established by the Company's Board of Directors without stockholder approval. As a result, in the future, the Company could issue Preferred Stock with voting and conversion rights that could adversely affect the voting power and other rights of the holders of the Common Stock. No shares of Preferred Stock are presently outstanding and the Company has no present plans to issue shares of Preferred Stock.

Absence of a Public Market: Presently, there is no public market for any securities of the Company. No assurance can be given that any public market will ever develop for any of the Company's securities. The Company does not presently meet the requirements for listing securities on any national securities exchange or the NASDAQ Stock Market. The absence of a public market for the Company's securities makes an investment in such securities highly illiquid. In addition, the absence of a public market results in there being no true "market price" for the Company's securities which would enable investors to determine the value of their investment.

Penny Stock: Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or the NASDAQ Stock Market provided that current price and volume information with respect to transactions in such securities is provided by the exchange or NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

The Common Stock would be considered a penny stock when its price is less than $5.00 unless at such time the Common Stock is registered on a national securities exchange or the NASDAQ Stock Market. For so long as the Common Stock is a penny stock, the penny stock rules may affect adversely the ability of purchasers to sell securities in the secondary market.

Forward Looking Statements: The Company may from time to time make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions are subject to certain risks and uncertainties, such as changes in general economic conditions, competition, changes in federal regulations, as well as uncertainties relating to raising additional financing and acceptance of the Company's product and services in the marketplace, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 7.  Financial Statements.

   The response to this item is submitted in a separate section of this report. See Financial Statements and Schedules on Page 27.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

PART III

Item 9.  Directors and Executive Officers of Registrant.

Directors and Executive Officers

   The following table sets forth information with respect to each director, executive officer and key personnel of the Company as of December 31, 1998.

   Name                       Age   Position
   ________________________   ___   ______________________________________

   Gerald D. Appel            61    President, Chief Executive Officer and
                                    Chairman of the Board of Directors

   Dr. Hershel Toomim, Sc.D.  81    Director

   Wayne D. Cockburn          42    Director


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

   Mr. Cockburn has served as a Director of the Company since July 1995.
Mr. Cockburn has been employed by Lorus Therapeutics Inc., a Canadian biopharmaceutical company, since January 1995, and is currently Vice President, Business Development. From 1994 to 1995 Mr. Cockburn was an investment banker with McDermid St. Lawrence Chisholm, Ontario, Canada, and for more than the three years prior to that, he was a securities broker with Midland Walwyn, Ontario, Canada.

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

   Jules Rothstein, Ph.D., PT. Dr. Rothstein received his B.S. in Physical Therapy, physical therapy certification, M.A. in Kinesiology and Ph.D. in Physical Therapy from New York University. Dr. Rothstein is currently Chair and Professor of Physical Therapy at the University of Illinois at Chicago.
He serves as an editor of the Journal of Physical Therapy, the leading peer review journal for physical therapy. He joined with Dr. Wolf and Serge Roy to author the Rehabilitation Specialist's Handbook.

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

   Jonathan Fielding M.D. M.P.H M.B.A, Senior Advisor, is a health care entrepreneur as the founder of a wellness company selling to the employer market, former Johnson & Johnson executive, and an expert in public health research and practice. He is a Professor at the Schools of Public Health and Medicine, UCLA, a consultant to health care companies and government agencies, and Acting Health Officer of Los Angeles County. He advises the Company on strategic planning, alliance development and research and development. He received his M.D., M.P.H. and M.A. degrees from Harvard University and, an M.B.A. in Finance from Wharton School of Business.

   Bill Finkle Ph.D. is an economist with a M.S. in Mathematics and a Ph.D. in Economics from M.I.T. Dr. Finkle has conducted epidemiological studies, including many projects sponsored by the National Institutes of Health, since the 1970s. Dr. Finkle is President of Consolidated Research, Inc., a firm of specialists in Epidemiology, Economics, and Statistics conduction research for clients in the health care industry with emphasis on firms in the Pharmaceutical Industry.

Item 10. Executive Compensation

Summary Compensation Table

   The following table sets for certain information regarding the compensation of the Company's Chief Executive Officer for the fiscal years ended December 31, 1998, 1997 and 1996 (no other officer had annual compensation in excess of $100,000 during either of those years):

                        SUMMARY COMPENSATION TABLE

                                 Annual            Long Term
                                 Compensation      Compensation
                                 ______________    ____________
Name and             Fiscal                        Number of      All Other
Principal            Year        Salary   Bonus    Securities     Compensation
Position             Ended                         Underlying
                     Dec. 31,                      Options

Gerald Appel,        1998        $116,000  $0         0              $0
President & Chief    1997        $116,000  $0         0              $0
Executive Officer    1996        $116,000  $0         0              $0

Stock Option Plan

   The Company adopted a Stock Option Plan (the "1997 Plan") in December 1997. The purpose of the 1997 Plan is to attract, retain and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the Common Stock of the Company. Each director, officer, employee or consultant of the Company is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1997 Plan is 1,000,000. Any shares of Common Stock subject to an award that for any reason expires or terminates unexercised are again available for issuance under the 1997 Plan.

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

   As of December 31, 1998, there were outstanding under the 1997 plan options to purchase 400,000 shares of Common Stock at prices ranging from $0.10 per share to $1.50

Option Grants in Last Fiscal Year

   No options were granted to the Chief Executive Officer during the fiscal year ended December 31, 1998.

Aggregate Option Exercises in Last Fiscal Year

   No options were exercised during the fiscal year ended December 31, 1998.

Director Compensation

   No options were granted to the Directors during the fiscal year ended December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth as of December 31, 1998, certain information relating to the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) the Chief Executive Officer and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The address of each individual listed is in care of the Company, 3710 South Robertson Boulevard, Culver City, California 90232, unless otherwise set forth below such person's name.

                                             Number of      Percent of
Name and Address                             Shares         Class
________________                             _________      __________

Gerald D. Appel (1)                          3,410,019         38.2%

Ontario Municipal Employees Retirement Board
   One University Avenue, Ste 1000           1,179,339         13.2%
   Toronto, Ontario M5J 2P1

Wayne D. Cockburn (2)                          372,000          4.2%

Dr. Hershel Toomim, Sc.D (3)                   252,000          2.8%

All of the directors and executive officers
   as a group (3 persons) (4)                4,034,019         45.2%

(1) Includes 111,900 shares with respect to which Mr. Appel believes he has voting power as a result of a proxy granted by Daniel J. Levendowski.
(2) Includes 40,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(3) Includes 40,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(4) Includes 111,900 shares with respect to which Mr. Appel believes he has voting power as a result of a proxy, and 80,000 shares of Common Stock reserved for issuance upon exercise of stock options which are currently exercisable.

Item 12. Certain Relationships and Related Transactions

   In May 1998, the Ontario Municipal Employees Retirement Board ("OMERB") exercised its "Series B Warrants" to purchase 83,333 shares of the Company's Common Stock for $1.75 per share, for a total purchase price of $145,833.

   The Company licenses the right to manufacture, market, sell, distribute and further develop the MPR System and technology and any related or derivative technology throughout the world pursuant to an exclusive twenty-year license with TRG, a partnership among Gerald D. Appel, Daniel J. Levendowski and Hershel Toomim. Mr. Appel is the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of the Company, and Dr. Toomim is a director and a principal shareholder of the Company. See "Description of Business--Intellectual Property." In 1998, the Company paid no royalties to TRG.

   On December 30, 1997, the Board approved the grant of an option to Jonathan Fielding in connection with services that Mr. Fielding has provided and will provide as a consultant to the Company (which services commenced in September
1997). Mr. Fielding also serves on the Scientific Advisory Board of the Company. The option provides for the purchase of up to 205,000 shares of Common Stock for $1.80 per share, of which 75,000 shares were vested as of the date of grant, 65,000 shares vested on September 30, 1998 and the remaining 65,000 shares will vest on September 30, 1999. In addition, the option provides for the purchase of up to an additional 50,000 shares of Common Stock for $2.00 per share if the fair market value of the Common Stock exceeds $7.00 per share prior to the expiry of the option. This option expires on September 30, 2002.

   From time to time Gerald D. Appel has loaned funds to the Company. These loans were payable on demand with interest at the rate of 10% per annum. The largest amount outstanding to Mr. Appel for these loans at any time since January 1, 1997 was $90,000. At December 31, 1998, loans outstanding totaled $39,000.

Item 13. Exhibits, List and Reports on Form 8-K.

   (a)   Exhibits:

         10.1     Form of 10% Convertible Note due August 13, 2000
         10.2 Underwriting Agreement with St. James Securities dated August 26, 1998
         27.1     Financial Data Schedule.

   (b)   Reports on Form 8-K.

         None.


               Supplemental Information to be Furnished with Reports filed pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

   As of the date this Form 10-KSB is filed with the Securities and Exchange Commission, the Company has not provided to its security holders any annual report with respect to the fiscal year ended December 31, 1998, nor has the Company sent to more than 10 of its security holders any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders for the fiscal year ended December 31, 1998.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MYO DIAGNOSTICS, INC.


                           /s/ GERALD D. APPEL
                           -------------------------------------------------
                           By:   Gerald D. Appel
                           Its:  President, Chief Executive Officer and
                                 Chairman of the Board (Principal Financial
                                 and Accounting Officer)

                              POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints Gerald
D. Appel as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

                                 SIGNATURES

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                         Date


   /s/ GERALD D. APPEL           President, Chief Executive    February 11, 2000
----------------------------     Officer and Chairman of the
       Gerald D. Appel           Board of Directors (Principal
                                 Financial and Accounting
                                 Officer)


  /s/ DR. HERSHEL TOOMIM         Director                      February 11, 2000
----------------------------
  Dr. Hershel Toomim, Sc.D.


  /s/ WAYNE D. COCKBURN          Director                      February 11, 2000
----------------------------
      Wayne D. Cockburn

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Myo Diagnostics, Inc.


We have audited the accompanying balance sheet of Myo Diagnostics, Inc. (a development stage company) (the "Company"), as of December 31, 1998 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Myo Diagnostics, Inc. as of December 31, 1998, and the results of its operations, stockholders' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 1 to the financial statements, the accompanying financial statement disclosures related to the cumulative amounts for the period from January 5, 1987 (date of inception) to December 31, 1998 are unaudited because it is impractical to audit the financial statement information for the first seven years of the Company's existence due to the lack of sufficient accounting records.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1998, the Company incurred a net loss of $793,195 and is in the development stage at December 31, 1998. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as of December 31, 1997 and for the year then ended were audited by other auditors who expressed an opinion with the same qualifications on those statements in their report dated March 20, 1998.



Dickey, Rush, Duncan, Scott & Co., P.C.
Houston, Texas
October 29, 1999

Myo Diagnostics, Inc.
(A Development Stage Company)
BALANCE SHEETS
December 31, 1998 and 1997
                                                   1998           1997
Current Assets                                  ____________   ____________

Cash                                            $    240,861   $    157,678
Accounts Receivable                                    2,295              0
Prepaid Expenses & Other Current Assets                7,097         81,276
                                                ____________   ____________

   Total Current Assets                              250,253        238,954

Furniture & Equipment, net                           138,486        166,981
Capitalized Product Development Costs              1,470,875      1,071,800
Other Assets                                          31,780         33,095
                                                ____________   ____________
   Total Assets                                 $  1,891,394   $  1,510,830
                                                ____________   ____________

Current Liabilities

Accounts Payable & Accrued Expenses             $    363,206   $    201,996
Notes Payable to Bank                                270,000        270,000
Current Portion of Leases Payable                     22,018         35,438
                                                ____________   ____________

   Total Current Liabilities                         655,224        507,434

Non Current Liabilities

Convertible Debenture Loans                          167,000              -
Loans from Shareholder                                39,000              -
Capital Leases Payable                                44,886         40,213
Notes Payable                                         25,000              -
                                                ____________   ____________

Total Liabilities                                    931,110        547,647

Shareholders' Equity (Deficit)
Preferred Stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -              -
Common Stock, no par value
   50,000,000 shares authorized
   8,916,370 and 8,323,037 issued and
   outstanding                                     6,229,435      5,584,139
Paid In Capital                                      145,000              -
Deficit Accumulated during Development Stage      (5,414,151)    (4,620,956)
                                                ____________   ____________

Total Shareholders' Equity                           960,284        963,183
                                                ____________   ____________

Total Liabilities & Shareholders' Equity        $  1,891,394   $  1,510,830
                                                ____________   ____________
See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1998 and 1997 and from
January 5, 1987 (Inception) to December 31, 1998 (Unaudited)

                                            For the Year Ended    Period From
                                               December 31,       Inception to
                                             1998        1997     Dec 31, 1998
                                          __________  __________  __________

Revenues                                  $    9,339  $   10,266  $  108,896

Operating Expenses

   Research & Development                      9,101     122,239   1,074,446
   Technical Services                         15,448     100,528     562,752
   Sales & Marketing                          97,635     116,721     511,808
   General & Administrative                  638,879     662,380   3,225,042
                                          __________  __________  __________
   Total Operating Expenses                  761,063   1,001,868   5,374,048
                                          __________  __________  __________

Loss from Operations                        (751,724)   (991,602) (5,265,152)

Other Income (Expenses)

   Interest Expense                          (32,917)    (47,623)   (239,208)
   Miscellaneous                              (6,475)          0      (6,475)
   Interest Income                               223      40,640     103,786
                                          __________  __________  __________
   Total Other Income (Expenses)             (39,169)     (6,983)   (141,897)

Provision for Income Taxes                     2,302         800       7,102
                                          __________  __________  __________
Net Loss                                  $ (793,195) $ (999,385)$(5,414,151)
                                          __________  __________  __________


Basic Loss Per Share                          ($0.09)     ($0.12)     ($0.96)
                                          __________  __________  __________
Diluted Loss Per Share                        ($0.09)     ($0.12)     ($0.96)
                                          __________  __________  __________
Weighted Average Common Shares             8,519,173   8,085,595   5,667,699
                                          __________  __________  __________

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1998 and 1997 and from
January 5, 1987 (Inception) to December 31, 1998 (Unaudited)

                                                        Deficit
                                   Common Stock       Accumulated
                              ______________________  During The
                                Shares      Amount       Stage       Total
                              __________  __________  __________  __________

Issued upon incorporation
for services                     910,000  $    7,685  $           $    7,685
Issued for services              952,250       9,523                   9,523
Net Loss from inception
through 12/31/90                                          (20,367)   (20,367)

Balance - December 31, 1990    1,862,250      17,208      (20,367)    (3,159)
Issued for services              305,950       2,404                   2,404
Issued for cash                   11,230      25,000                  25,000
Net Loss                                                 (243,621)  (243,621)

Balance - December 31, 1991    2,179,430      44,612     (263,988)  (219,376)
Net Loss                                                 (258,180)  (258,180)

Balance - December 31, 1992    2,179,430      44,612     (522,168)  (477,556)
Issued for cash                   11,230       1,123                   1,123
Net Loss                                                 (421,341)  (421,341)

Balance - December 31, 1993    2,190,660      45,735     (943,509)  (897,774)

Stock split                    2,190,660           0                       0
Issued for exchange of
$174,090 debt                    144,619     174,090                 174,090

Issued for services               60,000         600                     600
Issued for net assets of limited
partnership, net of related
expenses of $1,350               755,330     372,885                 372,885
Issued for cash in a private
placement net of related
expenses of $6,600               245,400     300,150                 300,150
Issued for cash in a private
placement net of related
expenses of $164,036             680,741     835,964                 835,964
Net loss                                                 (821,898)  (821,898)

Balance - December 31, 1994    6,267,410   1,729,424   (1,765,407)   (35,983)

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1998 and 1997 and from
January 5, 1987 (Inception) to December 31, 1998 (Unaudited)

                                                        Deficit
                                   Common Stock       Accumulated
                              ______________________  During The
                                Shares      Amount       Stage       Total
                              __________  __________  __________  __________

Issued for cash                   15,000         750                     750
Issued for cash in a private
placement net of related
expenses of $67,609              125,000     157,391                 157,391
Issued for cash in a private
placement net of related
expenses of $64,243              111,111     135,757                 135,757
Issued for cash                    2,738       5,000                   5,000
Net loss                                              (1,067,280) (1,067,280)

Balance - December 31, 1995    6,521,259   2,028,322  (2,832,687)   (804,365)

Issued for cash in a private
placement net of related
expenses of $14,243              500,000     985,757                 985,757
Issued for cash                   27,778      50,000                  50,000
Forgiveness of accrued expenses  100,000     100,000                 100,000
Issued for defaulted notes
payable                           42,000      75,600                  75,600
Stock options exercised           50,000       5,000                   5,000
Conversion of debt                25,000      50,000                  50,000
Issued for cash in a private
placement net of related
expenses of $169,000             480,000     982,000                 982,000
Issuance of stock options              0      24,000                  24,000
Net loss                                                (796,054)   (796,054)

Balance - December 31, 1996    7,746,037   4,300,679  (3,628,741)    671,938

Voided shares                     -3,000           0                       0
Issued for cash in a private
placement net of related
expenses of $66,540              480,000   1,133,460               1,133,460
Issued for cash                  100,000     150,000                 150,000
Net Loss                                                (999,385)   (999,385)

Balance - December 31, 1997    8,323,037   5,584,139  (4,628,126)    956,013
Prior Period Adjustment                                    7,170       7,170

Balance - December 31, 1997
as Restated                    8,323,037   5,584,139  (4,620,956)    963,183

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1998 and 1997 and from
January 5, 1987 (Inception) to December 31, 1998 (Unaudited)

                                                        Deficit
                                   Common Stock       Accumulated
                              ______________________  During The
                                Shares      Amount       Stage       Total
                              __________  __________  __________  __________

Stock warrants exercised          83,333     145,833                 145,833
Issued for services               10,000           -                       0
Issued for cash in a private
placement net of related
expenses of $537                 500,000     499,463                 499,463
Additional Paid-In Capital                   145,000                 145,000
Net Loss                                                (793,195)   (793,195)

Balance - December 31, 1998    8,916,370  $6,374,435  $(5,414,151)$  960,284

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997 & 1998 and from
January 5, 1987 (Inception) to December 31, 1998 (Unaudited)

                                            For the Year Ended    Period From
                                               December 31,       Inception to
                                             1998        1997     Dec 31, 1998
                                          __________  __________  __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                         $ (793,195) $ (999,385)$(5,414,151)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                62,573      53,858     368,326
   Bad Debt Expense                                -       6,589      26,394
   Stock Options Issued for
   Services Rendered                               -           -      24,000
   Common Stock Issued in Consideration for
   Extension of Repayment Terms for
   Notes Payable to Related Parties                -           -      75,600
   Common Stock Issued for Services
   Rendered                                        -           -      12,527

(Increase)/Decrease in:
   Accounts Receivables                       (2,295)     (6,589)     (9,239)
   Other Receivables                          66,040           -      66,040
   Prepaid Expenses                            7,314     (75,859)    (73,962)
   Other Assets                                  825       2,317     (32,270)

Increase/(Decrease) in:
   Accounts Payable                           (7,935)     89,514     294,066
   Other Current Liabilities                 169,140           -     169,140
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Operating Activities                     (497,528)   (929,555) (4,493,529)
                                          __________  __________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                (32,763)     (8,735)   (403,693)
   Software Development Costs               (399,075)   (632,800) (1,470,875)
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Investing Activities                     (431,838)   (641,535) (1,875,568)

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997 & 1998 and from
January 5, 1987 (Inception) to December 31, 1998 (Unaudited)

                                            For the Year Ended    Period From
                                               December 31,       Inception to
                                             1998        1997     Dec 31, 1998
                                          __________  __________  __________

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of Convertible Debentures        167,000           -     167,000
   Net Increase (Decrease) in Notes
   Payables                                   25,000    (130,000)    295,000
   Net Increase (Decrease) in Notes
   Payables to Related Parties                39,000           -     263,090
   Repayment (Borrowings) on Obligations
   Under Capital Lease                        (8,747)    (38,006)    (53,350)
   Net Proceeds from Issuance of
   Common Stock                              645,296   1,283,460   5,793,218
   Increase (Decrease) in Paid-In Capital    145,000           -     145,000
                                          __________  __________  __________
   Net Cash Provided (Used) from
   Financing Activities                    1,012,549   1,115,454   6,609,958
                                          __________  __________  __________

Prior Period Adjustment                            -       7,170           -

   Net Increase (Decrease) in Cash            83,183    (448,466)    240,861

Beginning Cash                               157,678     606,144           -
                                          __________  __________  __________
Ending Cash                               $  240,861     157,678     240,861
                                          __________  __________  __________


Other Disclosure:
   Income Tax Paid                        $    2,302  $      800  $    7,102
   Interest Expense                           32,917      47,623     283,348



Supplemental Disclosure of Non-Cash Investing & Financing Activities:
During 1997, $7,992 of furniture and equipment was acquired under capital leases.
During 1996, $112,262 of furniture and equipment was acquired under capital leases.
During 1996, 100,000 shares of common stock were issued for the forgiveness of accrued expenses, and 25,000 shares were issued for the conversion of debt. During 1998, 10,000 shares of common stock were issued for services.

See accompanying notes and accountant's report.

                        MYO DIAGNOSTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
Myo Diagnostics, Inc. (a development stage company) (the "Company"), a California corporation, was incorporated and commenced operations on January 5,
1987 as  AREX, Inc.   On  June 15, 1988,  the name was changed to Devion Group
and then to Myo Diagnostics, Inc. on September 15, 1989. The principal activity of the Company has been the research and development of Muscle
Pattern Recognition. Muscle Pattern Recognition provides an objective evaluation of soft tissue muscle injuries.

Basis of Presentation
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1998, the Company incurred a net loss of $793,195 and is in the development stage at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.

In addition to the capital raised in 1998 through private equity offerings, the Company is negotiating with several investors about raising additional capital through private placement offerings. Management of the Company believes that its current cash on hand plus the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

Business Combination
The Company held a 97.2% sole general partner interest in Myo Diagnostics, Ltd. (the "Partnership"), a California limited partnership, that began operations on April 18, 1991. The Partnership researched and developed the hardware and related software to perform Muscle Pattern Recognition. Effective on December 19, 1994, the Partnership's assets and liabilities were transferred to the Company at its book value, and neither the Partnership nor Corporation recognized a gain or loss. The 2.8% limited partners exchanged their interests in the Partnership, totaling $547,885, for 755,330 shares of common stock and $175,000 in notes payable. The business combination was recorded in a manner similar to a "pooling-of-interest" method of accounting.
 Under this method, assets and liabilities of the Partnership were recorded at historical cost.

Development Stage Company
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities. The cumulative amounts presented for the statements of operations and cash flows from the Company's inception are unaudited because it is impractical to audit the financial statement information for the first seven years of the Company's existence due to the lack of sufficient accounting records.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development Costs
The Company accounts for research and development cost incurred in the development of its software in conformance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The accounting standard requires the capitalization of certain research and development costs related to the initial program development and significant program enhancements. All research and development costs incurred in developing a product prior to reaching technological feasibility are charged to expense in the period incurred. Upon reaching technological feasibility all costs are then capitalized as Capitalized Product Development Costs. The Company incurred such cost during 1998, 1997 and 1996 after technological feasibility had been established. During 1998, 1997 and 1996, the Company capitalized software development costs in the amount of $399,075, $632,800 and $439,000, respectively. Capitalized software development cost will be amortized over a period of time estimated to be the useful life of the product, but not to exceed 60 months.

Research and development costs prior to reaching technological feasibility, routine maintenance, debugging and custom programming costs are charged to expense in the period in which they are incurred.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accounts for income taxes under the liability method required by SFAS No. 109 that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

NOTE 2-CASH

The Company maintains cash deposits at a bank located in southern California.
 The Federal Deposit Insurance Corporation up to $100,000 insures deposits at the bank. As of December 31, 1998 and 1997, the balances held at the bank aggregated to $240,892 and $158.678, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.


NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31 consisted of the following:

                                                   1998           1997
                                                ____________   ____________
Miscellaneous receivables                       $      1,643   $     67,683
Prepaid expenses                                       4,179         11,493
Employee advances                                      1,275          2,100
                                                ____________   ____________
                     Total                      $      7,097   $     81,276
                                                ____________   ____________


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31 consisted of the following:

                                                   1998           1997
                                                ____________   ____________
Furniture and equipment                         $    117,295   $    117,567
Computer hardware and software                       169,887        139,496
Equipment held under capital leases                  120,254        120,254
Leasehold improvements                                 5,249          2,605
                                                ____________   ____________
                                                $    412,685   $    379,922
Less accumulated depreciation and amortization       274,199        212,941
                                                ____________   ____________
                     Total                           138,486        166,981
                                                ____________   ____________


NOTE 5 - OTHER ASSETS

Other assets at December 31 consisted of the following:

                                                   1998           1997
                                                ____________   ____________
Patents, net of accumulated amortization of
   $6,047 and $4,732                            $     16,308   $     17,623
Security deposits                                     15,472         15,472
                                                ____________   ____________
                     Total                            31,780         33,095
                                                ____________   ____________

Amortization expense on patent costs charged to operations during the years ended December 31, 1998 and 1997 was $1,315 and $1,188, respectively.

NOTE 6 - NOTES PAYABLE TO BANK

As of December 31, 1998 and 1997, the Company has four revolving lines of credit with a bank that provide for borrowings up to a total of $270,000. These revolving lines of credit matured beginning May 10, 1998 through July 10, 1998 and are collateralized by standby letters of credit issued by certain third parties. These revolving lines were extended by the bank into the Company's 1999 fiscal year pursuant to negotiations with the bank to arrange repayment. The Company has $270,000 outstanding on these revolving lines of credit as of December 31, 1998. See Note 15 - Subsequent Events.

As collateral for the bank revolving lines of credit, certain third parties (the "Guarantors") have guaranteed the notes payable to bank by obtaining standby letters of credit totaling $270,000. The Company granted stock options to the Guarantors for the Company's common stock as consideration for the guarantees. These options entitled the Guarantors to purchase an aggregate of 400,000 shares of common stock for $1.13 per share if certain conditions were met. The options became exercisable at various dates during 1995. None of these options had been exercised as of December 31, 1998, the date of their expiration.


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

Minimum future lease payments under capital leases as of December 31, 1998 for each of the next five years are:


Years Ending December 31,
1999                                                           $     17,889
2000                                                                 17,889
2001 11,926
2002      -
2003      -
                                                               ____________

Total minimum lease payments                                         47,704
Less amount representing interest                                     8,407
                                                               ____________
Present value of minimum lease payment                               39,297
Less current portion of obligations under capital leases             22,018
                                                               ____________
                     Total                                     $     17,279
                                                               ____________

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

NOTE 9 - INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for the year ended December 31, 1998 due to losses incurred during that period. The provision for income taxes represents the minimum required for state franchise taxes. To reconcile from the federal statutory tax rate of 34% to the Company's effective tax rate of approximately 1%, the deferred tax asset valuation reserve is deducted. At December 31, 1998, the Company had net operating loss carryforwards of approximately $4,000,000 and $1,300,000 for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2012, which are available to offset future federal and state taxable income. The Company also had a research tax credit of approximately $133,000 at December 31, 1998 that expires in 2012. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code.

Deferred tax assets (liabilities) for the years ended December 31, 1998 and 1997 consisted of the following:

Deferred tax assets                                1998           1997
                                                ____________   ____________
   Net operating loss carryforwards             $  1,917,000   $  1,987,000
   Research tax credit                               133,000        133,000

      Total deferred tax assets                    2,050,000      2,120,000

Valuation allowance for deferred tax assets        1,972,000      2,042,000
                                                ____________   ____________

   Deferred tax liabilities                     $     78,000   $     78,000
   Deferred state taxes                               78,000         78,000
                                                ____________   ____________
Net deferred tax assets                         $          -   $          -
                                                ____________   ____________

The valuation allowance decreased by $70,000 during the year ended December 31, 1998.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases its facility and certain equipment under non-cancelable operating leases expiring at various dates through 2001. Certain leases contain renewal provisions.

Future minimum lease payments under these leases are as follows:

Years Ending December 31,
1999                                            $   103,680
2000                                                 10,980
2001                                                  1,830
                                                ____________
                     Total                      $   116,490
                                                ____________

Rent expense under operating leases was $131,835 and $127,044 for the years ended December 31, 1998 and 1997, respectively.

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

The royalty is payable quarterly under the following terms:

The Company shall pay a royalty on the lesser of 10%, of total revenue or $30 per patient examined and reported upon up to the first 10,1300 examinations. After the first 10,000 examinations, the Company shall pay a royalty of 5% of total revenue but not less than $12.50 per patient examined and reported upon.

The Company shall pay a royalty of 5% of total revenue for each sale, lease, rental, license, transfer, or assignment of the product under license to the extent that no royalty was paid on such total revenue.

The Company shall pay a royalty of 3% of total revenue for any derivative technology developed by the Company to the extent that no royalty was paid on such total revenue.

Litigation
In or about July 1997, a former employee of the Company threatened to file a claim against the Company and the president of the Company for employment related matters including, without limitation, harassment and retaliation and termination of employment in violation of public policy. Pursuant to mediation in or about December 1998, the parties resolved the claim via a settlement and release agreement requiring the Company to pay $97,250, net of insurance reimbursements of $43,500, which was charged to general and administrative expense on the statement of operations during the year ended December 31, 1997. The Company has unpaid settlement payments of $40,750 accrued in accounts payable as of December 31, 1997.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 consisted of the following:

                                                   1998           1997
                                                ____________   ____________
Accounts payable                                $    127,297        135,227
Accrued salaries                                      35,045         30,000
Accrued vacation payable                              34,468         32,269
Payroll taxes payable                                166,396              -
Customer deposits                                          -          4,500
                                                ____________   ____________
Total                                           $    363,206   $    201,996
                                                ____________   ____________

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


NOTE 13 - STOCK OPTIONS AND WARRANTS

Warrants
During the year ended December 31, 1997, the Company issued 163,200 warrants with an average warrant price per share of $2.87. Additionally, 100,000 shares were exercised at $1.50 per share during the year ended December 31, 1997. As of December 31, 1998, the Company had no outstanding warrants.

Stock Option Plan
The Company adopted the 1997 Stock Option Plan (the "1997 Plan") in December 1997. The purpose of the 1997 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of common stock that. may be issued pursuant to awards granted under the 1997 Plan is 1,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1997 Plan.

Stock Option Agreements
Options and warrants were granted, which under certain agreements, allows employees, consultants, and Guarantors to purchase shares of common stock, which were issued outside the 1997 Plan. These options expire upon certain events.

The following summarizes the Company's stock option transactions under the stock option agreements:

                     1997 Stock   Weighted-  Other Stock  Weighted-
                     Option Plan  Average    Options and  Average
                                  Exercise    Warrants    Exercise
                                  Price                   Price
                     ___________ ___________ ___________ ___________
Granted                  280,000 $      1.98     310,000 $      1.44
                     ___________ ___________ ___________ ___________

Options outstanding,
December 31, 1997        280,000 $      1.98     742,000 $      1.23

   Expired              (280,000)$         -    (472,000)$         -
   Granted               305,000 $      1.13      75,000 $       .10
                     ___________ ___________ ___________ ___________
Options outstanding,
December 31, 1998        305,000 $      1.13     345,000 $      1.07
                     ___________ ___________ ___________ ___________
Options exercisable,
December 31, 1998              - $      1.13     175,000 $      1.07
                     ___________ ___________ ___________ ___________

The remaining weighted-average contractual life of options outstanding at December 31, 1998 was 1.25 years.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock- based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for, awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                      For years Ended
                                                      December 31,
                                                   1998           1997
                                                ____________   ____________
   Net loss
      As reported                               $   (793,195)  $   (999,385)
      Pro forma                                 $   (803,195)  $ (1,020,285)
   Loss per share
      As reported                               $      (0.09)  $      (0.12)
      Pro forma                                 $      (0.09)  $      (0.12)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995.


NOTE 14-PRIOR PERIOD ADJUSTMENTS AND RESTATEMENTS

Certain adjustments defined as corrections of accounting errors and change in accounting methods, the nature and amount of which has been detailed in the following schedule, resulted in an understatement of assets, net income and stockholders equity in prior years.

Prior Period Adjustment
During 1998, outdated and outstanding checks in the amount of $7,170 were voided, resulting in the understatement of assets and overstatement of the accumulated deficit. The change as of December 31, 1998 is summarized as follows:

                                                   Assets      Accum Deficit
                                                ____________   ____________
      As previously reported                    $  1,503,660   $ (4,628,126)
      Void outdated/outstanding checks                 7,170          7,170
                                                ____________   ____________

      As adjusted                               $  1,510,830   $ (4,620,956)
                                                ____________   ____________

Change in Accounting Principle
During 1998, the Company adopted a change in the method of accounting for the costs associated with certain research and development costs related its product. Certain of these research and development costs have been capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Previously, the Company had expensed all research and development costs. As a result of this change in accounting for research and development cost the Company has capitalized cost previously expensed in the years ended December 31, 1997 and 1996 in the amounts of $632,800 and $439,000, respectively. These costs have been recorded in the accompanying restated financial statement for the year ended December 31, 1997.

The following schedule reflects the restated amounts of various financial statement captions affected by the restatement to change accounting methods:


                                          1997                    1997
                                        Original                Restated
                                         Amounts   Adjustments   Amounts
                                       ___________ ___________ ___________
Cash                                   $   150,508 $     7,175 $   157,683
Capitalized Product Development Costs  $         - $ 1,071,800 $ 1,071,800
Deficit Accumulated                    $(5,699,926)$ 1,078,970 $(4,620,956)
Research & Development                 $   419,295 $  (297,056)$   122,239
Technical Services                     $   218,511 $  (117,983)$   100,528
General & Administrative               $   881,141 $  (218,761)$   662,380
Net Loss                               $(1,632,185)$   632,800 $  (999,385)


NOTE 15-SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company had the following significant financial transactions:

*  The Company repaid a $25,000 short-term promissory note to a shareholder.
*  The Company received $748,874 in additional capital from investors.
* In early 1999, Wells Fargo Bank called $140,000 of the Notes Payable the Company owed the bank. The collateral that had been put up by two individuals approximately five years ago were letters of credit backed by personal guarantees at the Royal Bank of Canada. When Wells Fargo called the loan, the Royal Bank provided the funds to repay the Company's loan with Wells Fargo. The Royal Bank first turned to the two individuals for the money that had been paid to Wells Fargo and then extended the two individuals loans covering the amounts. These loans are currently outstanding. The Company recognizes that even though its loan with Wells Fargo has been repaid, the Company has an obligation to repay the loans now held by the two individuals. While no formal agreement exists regarding this repayment, it is management's belief that these loans will be repaid at some point in the year 2000.
* The Company also received debt forgiveness of the remaining $130,000 Notes Payable due to Wells Fargo Bank in consideration for stock options issued to the bank.