Form 10QSB
period 1999-03-31
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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

                              Yes  [ ]    No  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 9,073,370 shares issued and outstanding as of March 31, 1999.

     Transitional Small Business Disclosure Format (check one):

                              Yes  [ ]    No  [X]

                                    MYO DIAGNOSTICS, INC.
                                    INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of March 31, 1999              3

         Statements of Operations (unaudited) for the
         Three months Ended March 31, 1999 and 1998                  4

         Statements of Cash Flows (unaudited) for the
         Three months Ended March 31, 1999 and 1998                  5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to a Vote of Security Holders         9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

                                       PART I
                                 FINANCIAL INFORMATION

Item 1.  Financial Statements

MYO DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

                                                Mar 31, 1999
Current Assets                                  ____________
Cash                                            $     37,868
Accounts receivable                                    6,840
Prepaid expenses & Other Current Assets               12,655
                                                ____________
   Total current assets                               51,806

Furniture & Equipment, net                           138,486
Capitalized Product Development Costs              1,470,875
Other Assets                                          31,780
                                                ____________
   Total assets                                 $  1,692,947

Current Liabilities
Accounts Payable & Accrued Expenses                  339,750
Notes Payable to Bank                                130,000
Current Portion of Leases Payable                     34,520
                                                ____________
   Total Current Liabilities                         504,270

Non Current Liabilities
Convertible Debenture Loans                          167,000
Loans from Shareholder                                39,000
Capital Leases Payable                                10,018
Notes Payable                                         25,000
                                                ____________
   Total liabilities                                 745,288

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -

Common stock, no par value
   50,000,000 shares authorized
   9,073,370 and 8,323,037 issued and
   outstanding                                     6,375,435
Paid in capital                                      145,000
Deficit accumulated during development stage      (5,572,776)
                                                ____________
Total Shareholders' Equity                           947,659
                                                ____________
Total Liabilities & Shareholders' Equity        $  1,692,947


The accompanying notes are an integral part of these financial statements.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 1999 and from
         January 5, 1987 (Inception) to March 31, 1999


                                               For the          Period From
                                               Three Months Ended   Inception to
                                               March 31,           March 31,
                                             1999        1998        1999
                                          __________  __________  __________

Revenues                                  $   24,796  $       -  $   133,692

Operating Expenses

   Research & Development                     17,227     123,265   1,091,673
   Technical Services                         23,890      32,636     586,642
   Sales & Marketing                          15,428      43,909     527,236
   General & Administrative                  100,550     246,273   3,325,592
                                          __________  __________  __________
   Total Operating Expenses                  157,095     446,083   5,531,143
                                          __________  __________  __________

Loss from Operations                        (132,299)   (446,083) (5,397,451)

Other Income (Expenses)

   Interest Expense                          (14,234)     (7,483)   (253,442)
   Miscellaneous                              (4,138)       (632)    (10,613)
   Interest Income                                 -         223     103,786
                                          __________  __________  __________
   Total Other Income (Expenses)             (18,372)     (7,892)   (160,269)

Provision for Income Taxes                     7,949       1,172      15,051
                                          __________  __________  __________
Net Loss                                  $ (158,620) $ (455,147)$(5,572,771)
                                          __________  __________  __________


Basic Loss Per Share                          ($0.02)     ($0.05)     ($0.98)
                                          __________  __________  __________
Diluted Loss Per Share                        ($0.02)     ($0.05)     ($0.98)
                                          __________  __________  __________
Weighted Average Common Shares             8,994,870   8,223,037   5,667,699
                                          __________  __________  __________

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 1999 & 1998 and from
         January 5, 1987 (Inception) to March 31, 1998

                                                 For the
                                               Three Months Ended    Period From
                                               March 31,        Inception to
                                             1999        1998   Mar 31, 1998
                                          __________  __________  __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                         $ (158,620) $ (455,147)$(5,572,771)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                     -      15,672      67,011
   Bad Debt Expense                                -           -      26,394
   Stock Options Issued for
   Services Rendered                               -           -      24,000
   Common Stock Issued in Consideration for
   Extension of Repayment Terms for
   Notes Payable to Related Parties                -           -      75,600
   Common Stock Issued for Services
   Rendered                                        -           -      12,527

(Increase)/Decrease in:
   Accounts Receivables                       (4,545)     67,500     (13,784)
   Other Receivables                               -           -      67,683
   Prepaid Expenses                                -         821     (76,880)
   Other Assets                                    -         300     (30,995)

Increase/(Decrease) in:
   Accounts Payable                          (58,573)     68,882     235,493
   Other Current Liabilities                (104,889)          -      64,251
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Operating Activities                     (326,627)   (301,972) (4,821,471)
                                          __________  __________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                      -     (34,240)   (403,378)
   Software Development Costs                      -           -  (1,470,875)
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Investing Activities                            -     (34,240) (1,874,253)

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 1999 & 1998 and from
         January 5, 1987 (Inception) to March 31, 1998

                                                 For the
                                               Three Months Ended    Period From
                                               March 31,        Inception to
                                             1999        1998   Mar 31, 1998
                                          __________  __________  __________

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Bank Overdraft                    -      25,796
   Issuance of Convertible Debentures              -           -     167,000
   Net Increase (Decrease) in Notes
   Payables                                        -           -     295,000
   Net Increase (Decrease) in Notes
   Payables to Related Parties                     -           -     263,090
   Repayment (Borrowings) on Obligations
   Under Capital Lease                       (22,366)     14,908    (53,350)
   Net Proceeds from Issuance of
   Common Stock                              146,000           -   5,793,218
   Increase (Decrease) in Paid-In Capital          -     145,000     145,000
                                          __________  __________  __________
   Net Cash Provided (Used) from
   Financing Activities                      123,634     185,704   6,609,958
                                          __________  __________  __________

Prior Period Adjustment                            -           -

   Net Increase (Decrease) in Cash          (202,993)   (150,508)

Beginning Cash                               240,861     150,508
                                          __________  __________  __________
Ending Cash                               $   37,868           -
                                          __________  __________  __________

MYO DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

   The financial statements included herein have been prepared by Myo Diagnostics, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements and notes thereto.

   The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the three months ended March 31, 1999, the Company incurred a net loss of $158,620. The Company is also in the development stage at March 31, 1999, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

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

Results of Operations

     During 1998, the Company adopted a change in the method of accounting for the costs associated with certain research and development costs related its product. Certain of these research and development costs are now being capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Previously, the Company had expensed all research and development costs. As a result of this change in accounting for research and development costs, the Company now capitalizes costs previously expensed.

     Three Months Ended March 31, 1999 as Compared to Three Months Ended March 31, 1998. The Company incurred net losses of $158,620 for the three months ended March 31, 1999 and $455,147 for the three months ended March 31, 1998.

     The Company's operating expenses decreased to $132,299 during the three months ended March 31, 1999 from $446,083 during the three months ended March 31, 1998 because of the change in the method of accounting for the costs associated with certain research and development costs relating to its product. During the three months ended March 31, 1999 compared to the three months ended March 31, 1998, research and development expenses decreased $106,038 due to lower product development costs and to the change in accounting. Technical service expenses decreased $8,746 as a result of completed research and development programs. Sales and marketing expenses for the three months ended March 31, 1999 decreased $28,481 compared to the three months ended March 31, 1998 due to a temporary reduction in the U.S. marketing program. During the three months ended March 31, 1999 compared to the three months ended March 31, 1998, general and administrative expenses decreased to $100,550 from $246,273 respectively, primarily as a result of the change in accounting.

Financial Condition

     The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the three months ended March 31, 1999, the Company funded its operations principally from its cash reserves.

     At January 1, 1999 the Company had four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. Approximately $140,000 of these lines matured during the first quarter and was repaid by the collateral backing the irrevocable letters of credit. The remaining lines were originally set to mature at various times through June 10, 1999 however the bank demanded payment of the balance during the first quarter of 1999. The Company is currently in the process of negotiating a settlement with the bank.

     The Company presently has funds to continue operations at its present level only through July of 1999. The Company expects very little or no revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of July 1999, it will be forced to severely curtail operations and, if additional capital is not obtained shortly hereafter, the Company may be forced to cease operations.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

   N/A

Item 2.  Changes in Securities

     In February 1999, the Company issued 145,000 shares of Common Stock to W.M. Murphy & Co., a registered broker-dealer, as compensation for the preparation and filing of an application for a U.S. Business & Investment Loan. No underwriting discounts or brokerage commissions were paid in connection with this issuance. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

     In February 1999, the Company issued 12,000 shares of Common Stock to Dr. Howard Fullman, a member of the Company's Medical Advisory Board, upon the exercise by Dr. Fullman of options granted for consulting services. The shares were issued at a price of $0.50 per share for an aggregate of $6,000. No underwriting discounts or brokerage commissions were paid in connection with this issuance. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

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