Form 10QSB
period 1999-06-30
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

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

                              Yes  [ ]    No  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 9,523,370 shares issued and outstanding as of August 1, 1999.

     Transitional Small Business Disclosure Format (check one):

                              Yes  [ ]    No  [X]

                                    MYO DIAGNOSTICS, INC.
                                    INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of June 30, 1999               3

         Statements of Operations (unaudited) for the
         Six months Ended June 30, 1999 and 1998                     4

         Statements of Cash Flows (unaudited) for the
         Six months Ended June 30, 1999 and 1998                     5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to a Vote of Security Holders         9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

                                       PART I
                                 FINANCIAL INFORMATION

Item 1.  Financial Statements

MYO DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

                                                Jun 30, 1999
Current Assets                                  ____________
Cash                                            $    127,257
Accounts receivable                                   11,295
Prepaid expenses & Other Current Assets               15,588
                                                ____________
   Total current assets                              154,140

Furniture & Equipment, net                           138,486
Capitalized Product Development Costs              1,470,875
Other Assets                                          31,780
                                                ____________
   Total assets                                 $  1,795,281

Current Liabilities
Accounts Payable & Accrued Expenses                  276,022
Notes Payable to Bank                                      -
Current Portion of Leases Payable                     29,186
                                                ____________
   Total Current Liabilities                         305,208

Non Current Liabilities
Convertible Debenture Loans                          167,000
Loans from Shareholder                                39,000
Capital Leases Payable                                10,018
Notes Payable                                         25,000
                                                ____________
   Total liabilities                                 546,226

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -

Common stock, no par value
   50,000,000 shares authorized
   9,073,370 and 8,323,037 issued and
   outstanding                                     6,804,309
Paid in capital                                      145,000
Deficit accumulated during development stage      (5,700,254)
                                                ____________
Total Shareholders' Equity                         1,249,055
                                                ____________
Total Liabilities & Shareholders' Equity        $  1,795,281


The accompanying notes are an integral part of these financial statements.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Six Months Ended June 30, 1999 and from
         January 5, 1987 (Inception) to June 30, 1998


                                               For the          Period From
                                               Six Months Ended     Inception to
                                               June 30,            June 30,
                                             1999        1998        1999
                                          __________  __________  __________

Revenues                                  $   36,136  $       -  $   145,032

Operating Expenses

   Research & Development                     34,320     223,694   1,108,766
   Technical Services                         49,897      61,264     612,649
   Sales & Marketing                          39,278      72,149     551,086
   General & Administrative                  157,983     422,272   3,383,025
                                          __________  __________  __________
   Total Operating Expenses                  281,478     779,379   5,655,526
                                          __________  __________  __________

Loss from Operations                        (245,344)   (779,379) (5,510,494)

Other Income (Expenses)

   Interest Expense                          (23,746)    (16,973)   (262,954)
   Miscellaneous                                   -           -      (6,475)
   Interest Income                                 -         223     103,786
                                          __________  __________  __________
   Total Other Income (Expenses)             (23,746)    (16,750)   (165,643)

Provision for Income Taxes                     2,302       1,543      24,111
                                          __________  __________  __________
Net Loss                                  $ (286,097) $ (797,672)$(5,700,248)
                                          __________  __________  __________


Basic Loss Per Share                          ($0.03)     ($0.09)     ($1.01)
                                          __________  __________  __________
Diluted Loss Per Share                        ($0.03)     ($0.09)     ($1.01)
                                          __________  __________  __________
Weighted Average Common Shares             9,219,870   8,364,704   5,667,699

The accompanying notes are an integral part of these financial statements.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 1999 & 1998 and from
         January 5, 1987 (Inception) to June 30, 1998

                                                 For the
                                               Six Months Ended      Period From
                                               June 30,         Inception to
                                             1999        1998   Jun 30, 1998
                                          __________  __________  __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                         $ (286,098) $ (797,672)$(5,700,249)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                     -      31,404     367,011
   Bad Debt Expense                                -           -      26,394
   Stock Options Issued for
   Services Rendered                               -           -      24,000
   Common Stock Issued in Consideration for
   Extension of Repayment Terms for
   Notes Payable to Related Parties                -           -      75,600
   Common Stock Issued for Services
   Rendered                                        -           -      12,527

(Increase)/Decrease in:
   Accounts Receivables                       (9,000)     67,500     (18,239)
   Other Receivables                               -           -      67,683
   Prepaid Expenses                           (7,500)      1,193     (84,380)
   Other Assets                                 (990)        600     (31,985)

Increase/(Decrease) in:
   Accounts Payable                          (71,011)    150,834     223,055
   Other Current Liabilities                (286,179)          -    (117,039)
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Operating Activities                     (660,778)   (546,141) (5,155,622)
                                          __________  __________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                      -     (34,240)   (403,378)
   Software Development Costs                      -           -  (1,470,875)
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Investing Activities                            -     (34,240) (1,874,253)

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 1999 & 1998 and from
         January 5, 1987 (Inception) to June 30, 1998

                                                 For the
                                               Six Months Ended      Period From
                                               June 30,         Inception to
                                             1999        1998   Jun 30, 1998
                                          __________  __________  __________

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Bank Overdraft                    -      83,552
   Issuance of Convertible Debentures              -           -     167,000
   Net Increase (Decrease) in Notes
   Payables                                        -      25,000     295,000
   Net Increase (Decrease) in Notes
   Payables to Related Parties                     -      25,500     263,090
   Repayment (Borrowings) on Obligations
   Under Capital Lease                       (27,700)      4,990    (81,050)
   Net Proceeds from Issuance of
   Common Stock                              574,874     290,835   6,368,092
   Increase (Decrease) in Paid-In Capital          -           -     145,000
                                          __________  __________  __________
   Net Cash Provided (Used) from
   Financing Activities                      547,174     429,877   7,157,132
                                          __________  __________  __________

Prior Period Adjustment                            -           -

   Net Increase (Decrease) in Cash           113,604    (150,508)

Beginning Cash                               249,861     150,508
                                          __________  __________  __________
Ending Cash                               $  127,257           -
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

   The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the six months ended June 30, 1999, the Company incurred a net loss of $286,097. The Company is also in the development stage at June 30, 1999, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

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

   Six Months Ended June 30, 1999 as Compared to Six Months Ended June 30, 1998. The Company incurred net losses of $286,097 for the six months ended June 30, 199 and $797,672 for the six months ended June 30, 1998.

  The Company's operating expenses decreased to $281,478 during the six months ended June 30, 1999 from $779,379 during the six months ended June 30, 1998 because of the change in the method of accounting for the costs associated with certain research and development costs relating to its product. During the six months ended June 30, 1999 compared to the six months ended June 30, 1998, research and development expenses decreased $189,374 primarily as a result of lower development costs and the change in accounting for research and development costs. Technical service expenses decreased $11,367 due to lower research costs in general. Sales and marketing expenses for the six months ended June 30, 1999 decreased $32,871 compared to the six months ended June 30, 1998 due to the time required to negotiate an international marketing and distribution agreement. During the six months ended June 30, 1999 compared to the six months ended June 30, 1998, general and administrative expenses decreased to $157,983 from $422,272 respectively, primarily due to the change in accounting methods.

Financial Condition

   The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the six months ended June 30, 1999, the Company raised net proceeds of $748,874 in the private placement of 450,000 shares of Common Stock.

   At January 1, 1999 the Company had four revolving lines of credit from a commercial bank pursuant to which the Company may from time to time borrow up to an aggregate of $270,000 at interest rates equal to the bank's prime rate of interest plus .75% to 1.50%. Approximately $140,000 of these lines matured during the first quarter and was repaid by the collateral backing the irrevocable letters of credit. The remaining lines were originally set to mature at various times through June 10, 1999 however the bank demanded payment of the balance during the first quarter of 1999. The Company settled the remaining $130,000 of the debt through the issuance of options to purchase 130,000 shares of Common Stock at $1.13, which options expire July 1, 2001.

   The Company presently has funds to continue operations at its present level only through September of 1999. The Company expects very little or no revenues during this period, and is continuing its efforts to raise additional capital. If the Company does not obtain additional capital by the end of September 1999, it will be forced to severely curtail operations and, if additional capital is not obtained shortly hereafter, the Company may be forced to cease operations.

                                  PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings

   N/A

Item 2.  Changes in Securities

   In April 1999, the Company issued an aggregate of 450,000 shares of Common Stock to two qualified Canadian institutional buyers, for a purchase price of $1.67 per share (an aggregate of $748,874). The Company paid a brokerage commission of $50,000 to St. James Securities in connection with this issuance. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering, and pursuant to Regulation S as an off-shore transaction with investors which are not U.S. Persons.

       In June 1999 the Company issued options to purchase 130,000 shares of Common Stock to [Wells Fargo Bank] in consideration of the cancellation of indebtedness with a principal amount of $130,000. The options have an exercise price of $1.13 and expire July 1, 2001. No underwriting discounts or brokerage commissions were paid in connection with this issuance. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering.

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

                                 MYO DIAGNOSTICS, INC.

Date: January 31, 2000     By:   ________________________________________
                                 Gerald D. Appel, President, Chief Executive
                                 Officer and Chairman of the Board
                                 [Principal Financial and
                                 Accounting Officer]