Form 10QSB
period 1999-09-30
MYO DIAGNOSTICS INC
filed 2000-02-14
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

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

                              Yes  [ ]    No  [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 9,523,370 shares issued and outstanding as of September 30, 1999.

     Transitional Small Business Disclosure Format (check one):

                              Yes  [ ]    No  [X]

                                    MYO DIAGNOSTICS, INC.
                                    INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of September 30, 1999          3

         Statements of Operations (unaudited) for the
         Nine months Ended September 30, 1999 and 1998               4

         Statements of Cash Flows (unaudited) for the
         Nine months Ended September 30, 1999 and 1998               5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to a Vote of Security Holders         9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K.                           9

                                       PART I
                                 FINANCIAL INFORMATION

Item 1.  Financial Statements

MYO DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

                                                Sep 30, 1999
Current Assets                                  ____________
Cash                                            $    278,185
Accounts receivable                                    9,945
Prepaid expenses & Other Current Assets               11,136
                                                ____________
   Total current assets                              299,266

Furniture & Equipment, net                            83,376
Capitalized Product Development Costs              1,463,513
Other Assets                                          39,177
                                                ____________
   Total assets                                 $  1,885,332

Current Liabilities
Accounts Payable & Accrued Expenses                  252,722
Current Portion of Leases Payable                     23,807
                                                ____________
   Total Current Liabilities                         276,529

Non Current Liabilities
Convertible Debenture Loans                          167,000
Loans from Shareholder                                14,000
Capital Leases Payable                                10,018
Notes Payable                                         25,000
                                                ____________
   Total liabilities                                 492,547

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        -

Common stock, no par value
   50,000,000 shares authorized
   9,073,370 and 8,323,037 issued and
   outstanding                                     7,254,309
Paid in capital                                      145,000
Deficit accumulated during development stage      (6,006,524)
                                                ____________
Total Shareholders' Equity                         1,392,785
                                                ____________
Total Liabilities & Shareholders' Equity        $  1,885,332


The accompanying notes are an integral part of these financial statements.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Nine Months Ended September 30, 1999 and from
         January 5, 1987 (Inception) to September 30, 1998


                                              For the          Period From
                                              Nine Months Ended    Inception to
                                            September 30,      September 30,
                                             1999        1998        1999
                                          __________  __________  __________

Revenues                                  $   46,401   $       -  $   154,802

Operating Expenses

   Research & Development                     53,349     276,887   1,127,795
   Technical Services                         76,418      89,493     639,170
   Sales & Marketing                          85,025      88,187     593,833
   General & Administrative                  352,264     598,098   3,577,144
                                          __________  __________  __________
   Total Operating Expenses                  567,056   1,052,665   5,937,942
                                          __________  __________  __________

Loss from Operations                        (520,655) (1,052,665) (5,783,140)

Other Income (Expenses)

   Interest Expense                          (24,227)    (23,719)   (263,435)
   Miscellaneous                              (1,385)          -      (7,860)
   Interest Income                                 -         223     103,786
                                          __________  __________  __________
   Total Other Income (Expenses)             (25,612)    (23,496)   (141,897)

Provision for Income Taxes                    46,101       1,264      38,779
                                          __________  __________  __________
Net Loss                                  $ (592,368)$(1,077,425)$(5,989,428)
                                          __________  __________  __________


Basic Loss Per Share                          ($0.06)     ($0.13)     ($1.06)
                                          __________  __________  __________
Diluted Loss Per Share                        ($0.06)     ($0.13)     ($1.06)
                                          __________  __________  __________
Weighted Average Common Shares             9,219,870   8,469,704   5,667,699


The accompanying notes are an integral part of these financial statements.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 1999 & 1998 and from
         January 5, 1987 (Inception) to September 30, 1998

                                                 For the
                                              Nine Months Ended     Period From
                                             September 30,      Inception to
                                             1999        1998   Sep 30, 1998
                                          __________  __________  __________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                         $ (592,368)$(1,077,425)$(6,006,519)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                58,210      47,136     425,221
   Bad Debt Expense                                -           -      26,394
   Stock Options Issued for
   Services Rendered                               -           -      24,000
   Common Stock Issued in Consideration for
   Extension of Repayment Terms for
   Notes Payable to Related Parties                -           -      75,600
   Common Stock Issued for Services
   Rendered                                        -           -      12,527

(Increase)/Decrease in:
   Accounts Receivables                       (7,650)     67,500     (16,889)
   Other Receivables                              20           -      67,703
   Prepaid Expenses                           (4,058)      6,912     (80,938)
   Other Assets                               (1,350)        825     (32,345)

Increase/(Decrease) in:
   Accounts Payable                          (63,634)    245,632     230,432
   Other Current Liabilities                (315,592)          -    (146,452)
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Operating Activities                     (926,422)   (709,420) (5,421,266)
                                          __________  __________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                 (3,100)    (34,240)   (406,478)
   Software Development Costs                      -           -  (1,470,875)
                                          __________  __________  __________
   Net Cash Provided (Used) by
   Investing Activities                       (3,100)    (34,240) (1,877,353)

See accompanying notes and accountant's report.

Myo Diagnostics, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 1999 & 1998 and from
         January 5, 1987 (Inception) to September 30, 1998

                                                 For the
                                              Nine Months Ended     Period From
                                            September 30,       Inception to
                                             1999        1998   Sep 30, 1998
                                          __________  __________  __________

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Bank Overdraft                    -      27,420
   Issuance of Convertible Debentures              -     167,000     167,000
   Net Increase (Decrease) in Notes
   Payables                                        -      25,000     295,000
   Net Increase (Decrease) in Notes
   Payables to Related Parties               (25,000)     44,000     238,090
   Repayment (Borrowings) on Obligations
   Under Capital Lease                       (33,029)     (1,085)    (86,379)
   Net Proceeds from Issuance of
   Common Stock                            1,024,875     330,817   6,818,093
   Increase (Decrease) in Paid-In Capital          -           -     145,000
                                          __________  __________  __________
   Net Cash Provided (Used) from
   Financing Activities                      966,845     593,152   7,576,803
                                          __________  __________  __________

Prior Period Adjustment                            -           -

   Net Increase (Decrease) in Cash            37,324    (150,508)

Beginning Cash                               240,861     150,508
                                          __________  __________  __________
Ending Cash                               $  278,185           -
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

   The financial statements have been prepared on the basis of the continuation of the Company as a going concern. However, during the nine months ended September 30, 1999, the Company incurred a net loss of $592,368. The Company is also in the development stage at September 30, 1999, and recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

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

   Nine Months Ended September 30, 1999 as Compared to Nine Months Ended September 30, 1998. The Company incurred net losses of $592,368 for the nine months ended September 30, 1999 and $1,077,425 for the nine months ended September 30, 1998.

   The Company's operating expenses decreased to $567,056 during the nine months ended September 30, 1999 from $1,052,665 during the nine months ended September 30, 1998 because of the change in the method of accounting for the costs associated with certain research and development costs relating to its product. During the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, research and development expenses decreased $223,538 also as a result of the change in accounting for research and development costs. Technical service expenses decreased $13,075 as a result of completed research and development programs. Sales and marketing expenses for the nine months ended September 30, 1999 decreased $3,162 compared to the nine months ended September 30, 1998 due to a slight decrease in direct marketing efforts. During the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, general and administrative expenses decreased to $352,264 from $598,098 respectively because of the change in the method of accounting.

Financial Condition

   The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the three months ended September 30, 1999, the Company funded its operations principally from the net proceeds of the sale of 450,000 shares of Common Stock in April 1999.

   The Company presently has funds to continue operations at its present level only through March of 2000. The Company expects very little revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of March 2000, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

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