Form 10KSB40
period 1999-12-31
MPR HEALTH SYSTEMS INC
filed 2000-06-08
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     Commission file number 333-19285

                            MPR HEALTH SYSTEMS, INC.
                 (Name of Small Business Issuer In Its Charter)

            California                                      95-4089525
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Identification  No.)

                         3710 South Robertson Boulevard
                          Culver City, California 90232
              (Address of Principal Executive Offices and Zip Code)

                                 (310) 559-5500
                (Issuer's telephone Number, Including Area Code)

Securities registered under to Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
          Title of Each Class                 on which Registered
                                      None

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

                         Yes  [x]              No  [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for the fiscal year ended December 31, 1999: $55,965 At March 31, 2000 the aggregate market value of the voting stock held by non-affiliates of the issuer was $14,285,506. At December 31, 1999 the issuer had 9,723,370 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                      ITEMS OMITTED PURSUANT TO RULE 12b-25
                                      None

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

SIGNATURES

FINANCIAL STATEMENTS AND SCHEDULE

PART I

Item 1.       Description of Business.

History and Prior Activities

       MPR Health Systems, Inc. (the "Company") is a development stage company which was formed in 1988 to develop and bring to market a new patented medical information system called Muscle Pattern Recognition ("MPR"). The Company, headquartered in Culver City, California, was incorporated in California in January 1987 as AREX, Inc. The name was changed to Devion Group, then to Myo Diagnostics, Inc. in September 1989, then to MPR Health Systems Inc. in March 2000.

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

General

       The Company was formed to develop and bring to market a new patented medical information system called Muscle Pattern Recognition ("MPR"). MPR analyzes patterns of muscle recruitment--the engagement of muscles in order to perform a specific body movement--to provide objective evidence of muscle dysfunction which assists in the diagnosis of muscle injury. It can identify affected muscle sites, determine the existence of muscle dysfunction, and measure its severity. The results of an MPR evaluation are presented in a comprehensive report that is generated at the Company's central processing facility.

       The Company believes that the capabilities of its MPR System are unique and the MPR System addresses an unmet market need that has become even more pressing in view of the cost-consciousness of the present health care environment. The MPR System supports the cost-containment and risk management goals of insurers and managed care providers by giving them means to measure treatment outcomes, to eliminate unnecessary care, and to detect outright fraud. It can serve as a forensic medical tool in medical/legal cases and reduce the exposure of insurers of disability and workers compensation risks.

       MPR's scientific foundation originates from the research of Dr. Hershel Toomim, one of the founders of the Company. Over the ten-year period that preceded the formation of the Company, Dr. Toomim did extensive research on the patterns of interactions occurring between the various muscles that participate in the execution of a movement. Central to the MPR concept is the discovery of movement-specific patterns that can be captured by simultaneously recording the electromyographic ("EMG") signals of all participating muscles. The comparison of a patient's patterns with those of "normal" subjects, using an expert system (described in greater detail below), is the basis of the evaluation. Up until now, the Company has focused its development efforts on the back and neck muscle application; it plans to address other muscle groups in the future.

       The first MPR system prototype capable of measuring simultaneously up to 14 muscle sites was Alpha and Beta tested in early 1990. A limited market test was initiated in September 1990 in Southern California, through a non-exclusive mobile diagnostic distributor. The Company certified four technologists and approximately 300 patients were tested through June 1991. The Company appointed in-house and independent sales representatives to expand the market test. These market tests served to establish the prerequisites necessary to commence marketing the product. These prerequisites included: an independent scientific validation of the system, conclusive clinical studies, a demonstration of the successful use of MPR information as medical/legal evidence, and the publication of papers in peer reviewed journals. In the opinion of management, these prerequisites have been met. See "Product--Scientific Validation of the System" and "--Legal Validation of the System."

Market

       Market Environment. The United States health care delivery and payment systems have been undergoing profound changes over the past few years. These changes have been driven by the determination of employers to halt the alarming escalation of health care spending, by the concerns of the health care industry over the threat of regulatory controls, and by a general awareness that major flaws plague the system. "Liability System Incentives to Consume Excess Medical Care," a study by the RAND Corporation Institute for Civil Justice, found an estimated 59% of the costs submitted in support of soft injury claims for auto accidents was excess. This study further indicated "the implications of this analysis reached far beyond auto insurance premiums. Our data clearly suggests that large amounts of medical resources are being unnecessarily consumed." Lead by managed care providers, the re-engineering of the industry has brought a new focus on the cost- effectiveness of services and procedures. Capitated payment plans have reversed the financial incentives of managed care providers, and insurers of traditional indemnity plans have had to adopt similar cost-containment techniques to compete.

       Management believes these trends will benefit the Company as MPR can facilitate cost-containment: by providing a means to objectively diagnose a condition to aid in the selection of the most appropriate treatment course, a means to measure outcomes which can prevent overuse, and a means to detect fraud in workers compensation, personal injury, and disability cases involving back injury.

       Back Muscle Diagnostic Market. Back pain and back muscle injuries from automobile, sports and work related accidents affect a large number of individuals. In 1997, back injuries represented the largest cause of workdays lost (25% of all non-fatal occupational injuries and illnesses involving days away from work) according to the United States Department of Commerce, Bureau of Labor Statistics (April 1999). According to Physical Therapy, April 1999 Vol.
79. No. 4, pp 385-395, it is estimated that the prevalence of lower back pain of greater than two weeks' duration is 5.6% of the adult population of North America (roughly 10 million people) at any given point in time. According to the American Academy of Orthopedic Surgeons, 1998, back pain is the second leading cause of absenteeism from work, after the common cold. In an April 1999 article, the peer-reviewed journal SPINE (Vol. 24, No. 7, pp 691 - 697) estimated that, based on statistics taken from the Bureau of Labor, $8.8 billion was spent on low back pain claims in 1995. The Company believes that the United States offers as many annual examination opportunities for MPR as it does for MRI. According to Market Intelligence Research Company Annual Report (1993), there are in excess of seven million MRI examinations per year.

Business Strategy

       The Company's goal is to establish MPR as a widely recognized and accepted medical procedure, and to capitalize upon the full potential of this technology by developing protocols for other applications.

       Market Awareness. The Company's success will depend in substantial part upon its ability to establish MPR as a standard medical practice for diagnosis of muscle dysfunction. In addition to its sales and marketing plans, the Company intends to sponsor additional clinical studies in the United States and in select foreign markets, with the expectation that the results will be submitted for publication in peer-reviewed scientific journals. The Company will be assisted in these efforts, in part through the activities of the members of its Medical and Scientific Advisory Board. The Company will encourage these members to write articles about the MPR technology and present the technology at various professional conferences. The Company also intends to increase awareness through trade shows, seminars, professional conferences, scientific presentations and through its corporate web site: www.mprhealth.com or www.myodx.com.

       The extent to which the Company can create this market awareness may depend in part upon obtaining additional funding or generating sufficient revenues from the MPR System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements and Risk Factors--Need for Additional Funding."

Product

       The MPR System is a computer-assisted evaluation procedure that is based on the simultaneous measurement of electromyographic ("EMG") signals produced by 14 muscles during the execution of a movement. A patient's EMG readings, which are collected during the examination procedure, digitized, and then processed by an expert system, can then be converted into graphic "images" of recognizable muscle patterns. A computer-assisted comparison of a patient's patterns with those produced by normal subjects reveals differences that are the basis of the diagnosis.

       The MPR System consists of three components:

       *      The Data Acquisition Device;
       *      the MPR Diagnostics Expert System, and
       *      the MPR Diagnostics Muscle Pattern Recognition Report.

       The data acquisition device consists of a set of 33 cutaneous electrodes connected to the data acquisition device. The electrodes, which are commercially available, pick up the EMG signals produced by muscles and feed them into the device whose design provides for the simultaneous reception of up to 16 EMG signals.

       The data acquisition device is commercially available, and the Company presently purchases the device from an unaffiliated manufacturer. In the event that the data acquisition device is not available from a third party, the Company could manufacture the module itself using commercially available components (and, in past years, did manufacture such device).

       Proprietary software is installed in the data acquisition device that provides features to analyze the quality of the signal received from each electrode and recognizes and warns the technologist/operator of any malfunction, thereby ensuring that data reflects accurate EMG measurements. The data acquisition device also assists the operator by signaling the beginning and end of each movement through visual prompts and audio tones, and by providing a real-time feedback on the patient's performance through a graphic display. The software also accepts the data and prepares it for electronic transmittal to the company's headquarters.

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

       Technologists who perform the tests on the patient are presently required to receive two weeks training from the Company. No special governmental or regulatory license or approval is required for the technologists to perform the service.

       The Expert System. The data collected during the examination is submitted to the Company for processing. A report is generated which includes graphic, statistical and narrative representations of each muscle group's pattern compared to the pattern of a normative database of non- injured and pain-free subjects. The normative data has been collected utilizing the same protocols performed by the patient. The normative database is periodically updated as more data is collected. The report that is produced is reviewed to ascertain that the data was properly collected and processed.

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

Evidence of dysfunction:         Reports if muscle recruitment
                                 is normal or abnormal and, if abnormal, the location of the abnormality.

Frequency and severity of
the dysfunction:                 The severity of the dysfunction as compared to
                                 normal and the frequency it occurs during the nine movements.

The patterns of abnormal
Muscle recruitment:              Graphic presentation of the
                                 abnormal muscle patterns including the patterns of muscle compensation.

The bio-mechanical
explanation of the abnormal
muscle compensation:             Describes the reason for the functional
                                 adjustments made during movement.

       Patients may be retested to measure progress and treatment and to assist the physician in making a decision for discharge. Such retests are not normal, but are done at the discretion of the physician. When a patient is retested to ascertain if additional treatment is advisable and the second MPR evaluation is compared to the baseline test, several other critical questions are addressed:

       * Is the patient's muscle recruitment pattern now within the range of normal?

       * If still dysfunctional, has the patient progressed through treatment?

       * Should the insurance Company continue to fund further (or different) treatment?

       These questions address the issues of rehabilitation and short and long term disability that affect insurance reserves.

       Scientific Validation of the System. In May 1992, Dr. Norman Carabet completed an independent study of the Company's evaluation methodology. The study determined that the overall classification accuracy of normal subjects was 90%. In a further cross validation study involving 196 subjects, the results confirmed the stability of the database.

       In June 1992, Dr. Carabet completed a second clinical study. This study showed a high correlation between the Company's evaluation of doctor- diagnosed injured accident and Workers Compensation patients and the doctors' diagnoses. The results were particularly impressive because the test was able to detect injuries after a one to four week time lapse between the doctor's diagnosis and the Company's examination. A test/retest study of 40 of these patients indicated that 82% of the patients improved over a four- week period. The retest also validated the accuracy of the Company's classification.

       Dr. Carabet received an option to purchase 15,000 shares of Common Stock for $750 for the provision of facilities and services in connection with these studies. The Company does not believe this affected his independence for purposes of the studies.

       The Company's MPR technology was submitted to leading academicians and clinicians. Dr. V. Reggie Edgerton of UCLA and Dr. Steven Wolf of Emory University reviewed the technical aspects of the MPR System in detail and confirmed the validity of the science behind the MPR technology. They have authored three published articles relating to the Company's MPR technology, entitled "Evaluating Patterns of EMG Amplitudes for Back and Trunk Muscles of Patients and Controls," International Journal of Rehabilitation and Health, Vol. 2, No. 1 (1996), "Theoretical Basis for Patterning EMG Amplitudes to Assess Muscle Dysfunction," Medicine and Science in Sports Exercise, Vol. 28, No. 6
(1996), and AEMG activity in neck and back muscles during selected static postures in adult males and females, physiotherapy Theory and Practice, (1997) 13, 179-195.

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

       However, there are many companies, both public and private, which are active in the field of medical diagnostic imaging. Most of these companies have substantially greater financial, technical and human resources, have a well-established name, and enjoy a strong market presence. There is no assurance that one or several such companies are not currently developing, or will not start developing, technology that will prove more effective or desirable than the Company's technology. Such occurrence could severely affect the Company's ability to establish and develop a market presence and to maintain its competitive position.


Marketing and Distribution

       Market Awareness. The Company's success will depend in substantial part upon its ability to establish MPR as a standard medical practice for diagnosis of muscle dysfunction. The Company hopes to achieve this awareness, in part, through an active public relations campaign. Company personnel and approximately 20 Independent Sales Representatives ("ISRs") have initiated contacts with healthcare providers and payors in the application of MPR and the benefits of its utilization. The Company has also created a web page on the Internet ( www.mprhealth.com or www.myodx.com ) that will encourage easy access to information about the Company and the procedure. The Company intends to sponsor additional clinical studies in the United States and in select foreign markets, with the expectation that the results will be submitted for publication in peer-reviewed scientific journals. The Company will be assisted in these efforts through the activities of the members of its Medical and Scientific Advisory Boards. The Company will encourage these members to write articles about the MPR technology and present the technology at various professional conferences. The Company also intends to increase awareness through trade shows, seminars, professional conferences and scientific presentations.

       The extent to which the Company can create this market awareness will depend in part upon obtaining additional funding or generating sufficient revenues from the MPR System. See "Risk Factors--Need for Additional Funding."

       Market Targets. The Company's overall market is comprised principally of two major segments: the medical/legal market, which deals primarily with workers compensation and personal injury claims, and the physical medicine market. Initially, the Company will focus primarily on the medical/legal segment. To this end the Company will target the medical providers that service these markets such as hospitals, rehabilitation clinics, industrial clinics, diagnostic centers, physicians, physical therapists and MRI imaging centers. This group is an important component of the Company's strategy because, in addition to its capacity to prescribe MPR, it may serve as a delivery vehicle. The Company will also continue to target firms servicing insurance companies, HMOs and PPOs, self-insured employers and their third-party plan administrators, and risk and case management companies.

       Hospitals, independent clinics, diagnostic centers, rehabilitation professionals and physicians will be recruited as evaluation centers for MPR evaluations. These providers may become the delivery system for corporate clients and insurance companies. They may service the medical/legal market and may later become the sites for entry into the medical back pain and physical medicine market.

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

       Self-insured employers paid claims representing 34% of the claims paid in California for worker's compensation in 1995, according to Table No. 1, 1995 State Wide Totals, Department of Industrial Relations, Office of Self-Insurance Plans (1996). This could be a significant market for the MPR System.

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

       Marketing Plan: The Company's objective is to achieve significant and profitable sales growth through the successful introduction of the MPR evaluation procedure through three strategic channels:

* Selling directly through independent sales representatives in the United States;
*      Through strategic technology partnerships in foreign markets; and
* Through targeted strategic partnerships in the United States that can leverage the domestic distribution of MPR.

       Independent Sales Representatives: The U.S. market is an untapped market for the MPR evaluation procedure across all insurance payer lines of health, disability, personal injury and workers' compensation. Based on 1997 incidence rates taken from the United States Department of Commerce, Bureau of Labor, the market for the MPR procedure is estimated at approximately $2.1 billion per year. This forecast reflects the total amount of insurance reimbursement projected for the MPR procedure. The Company believes it has no direct competition into this market and that no other system in use today is capable of delivering information similar in content, comprehensiveness and reliability to the Company's MPR system.

       The Company intends on distributing the MPR procedure domestically through a national network of independent sales representatives ("ISRs"). The Company believes that by distributing through a network of ISRs, it will be able to achieve national exposure without assuming the costly overhead of hiring a large, direct sales force. The Company's agreements with the ISRs will provide them with exclusive sales territories and a highly competitive commission structure. As of April 30, 2000, the Company had 16 ISRs. The Company may maintain a small, direct sales force to supplement the ISR network to assist the ISRs with accounts that require corporate involvement.

       The Company will direct its sales efforts during the first year toward a limited, highly targeted group of accounts that have the ability to become MPR centers capable of distributing the technical component of the MPR procedure. The Company believes this enhanced distribution network will become a secondary sales force that will have the ability to influence payers and corporate users. These centers will be established on the premises of providers of diagnostic and rehabilitation services and the general physician community that treats injured patients. ISRs will be selected based on their experience and influence into these key domestic markets.

       Foreign Distribution: The foreign health care markets targeted by the Company differ in many ways from the U.S market in terms of structure and accessibility. In most developed countries, particularly those in North and South American and the European Union, the various health care markets revolve around different forms of government national health care, augmented by a second tier of private insurance. The Company believes access to these markets will be less complex and therefore introduction of MPR more easily achieved.

       The Company intends to distribute the MPR System into selected foreign markets through strategic technology partners. These partners will be selected based on their experience and/or ability to market and sell MPR in their respective markets, their current product mix (and how MPR fits within that product portfolio), and their financial strength. The Company will enter into distribution agreements with these partners which typically will have a minimum term, provide exclusivity in the territory to the partner for the term, and will require the partner to make minimum purchases of data acquisition modules and MPR evaluations and maintain specified levels of quality control.

       The Company believes that it may be required to conduct additional clinical trials in some of these foreign markets. The Company presently intends to have these studies funded by its strategic technology partners.

       In December 1999, the Company entered its first agreement with a strategic technology partner for a foreign market (the United Kingdom).

       Strategic Partnerships in the U.S.: The Company also intends to pursue strategic partnerships with companies in the United States that offer opportunities for accelerating the distribution of the MPR System into selected niche markets. Potential U.S. partners include multi-site diagnostic firms, medical device companies, imaging companies and insurance companies, as well as pharmaceutical companies that are currently pursuing strategies to access their customers by providing products and services that support their existing product lines. As of April 30, 2000, the Company has no such partners.

Regulatory Requirements

       The data acquisition device used in the MPR System is subject to regulation by the U.S. Food and Drug Administration ("FDA"). Under the FDA Act, manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing, packaging and marketing of medical devices. FDA clearance to allow commercial sales and use may be acquired by means of a new pre-market approval ("PMA") application to the FDA or by notification under
Section 510(k) of the FDA Act that the medical device used demonstrates "substantial equivalence" to devices on the market prior to 1976 or already approved under PMA applications. A substantially equivalent device requires no clinical trials such as those needed to establish the efficacy of a drug or invasive diagnostic system.

       The Company purchases the data acquisition device from Thought Technologies, Ltd., an unaffiliated manufacturer. The manufacturer has advised the Company that the data acquisition device used in the MPR system may be used as a result of notification under Section 510(k) of the FDA Act that it is deemed to be a substantially equivalent medical device. The Company believes that its use of the device is in compliance with the intended use of the device as contemplated by the Thought Technologies, Inc. Section 510(k) notification. The Company makes no marketing or use claims for the device inconsistent with such intended use. Any person who distributes a medical device in violation of the FDA Act is subject to having such distribution enjoined and to civil monetary penalties.

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

       The Company presently has no patent protection of the MPR technology outside the United States. The Company has the right to file patent applications and attempt to obtain patents in other jurisdictions. To date, the Company has not done so, in part because of lack of funds. TRG is under no obligation to patent the MPR technology in any jurisdiction and the Company's determination as to whether or not to seek patent protection will depend upon a number of factors, including the likelihood of the issuance of the patent, the Company's financial resources and marketing plans that include foreign markets. The Company plans to investigate patent protection of the MPR System in the foreign markets covered by its strategic technology partnership agreement(s).

Employees

       As of December 31, 1999, the Company had six full time employees including two involved in research and development and four involved in administration, operations and marketing.

Item 2.       Description of Properties.

       The Company operates from leased facilities in Culver City, California consisting of approximately 3,550 square feet. Research and development, equipment assembly, and report processing activities are centralized to allow closer control over service and response time, and to better protect the technology. The current annual base rental for the facilities is $64,644 and the current term of the lease expires in October 2001.

Item 3.       Legal Proceedings.

       The Company is not involved in any litigation.

Item 4.       Submission of Matters to a Vote of Security Holders.

       There were no matters submitted for approval to the holders of the Company's outstanding Common Stock.


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

Common Stock and Dividends

       There is no public market for the Company's Common Stock. As of March 31, 2000, there were one hundred and nine holders of record of the Common Stock.

Recent Sales of Unregistered Securities

       On January 1, 1999, the Company entered into a three-year employment agreement with Gerald D. Appel to serve as its President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Appel was granted three hundred thousand (300,000) Common Shares of the Company. The shares were issued in cancellation of $30,000 of deferred salary. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act as a transaction not involving any public offering.

Dividends

       The Company has never paid any dividends on its Common Stock. The Company presently intends to retain any earnings for use in its business and does not intend paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Company is a development stage company that has yet to realize any material revenues. The Company is ready to bring its product to market, but may need additional funding to implement its marketing plan.

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

Results of Operations

Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998. The Company incurred net losses of $1,091,866 for 1999 and $793,195 for 1998.

Revenues increased from $9,339 for 1998 to $55,965 for 1999. Revenues in both periods consisted primarily of fees for performance of MPR evaluations. The Company performed more MPR evaluations in 1999 due to the completion of the development of the MPR System and an increase in marketing.

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

The Company's operating expenses increased to $794,849 during 1999 from $761,063 during 1998. Technical expenses and research and development costs were $103,591 and $44,796, respectively, greater in 1999 than 1998 primarily as a result of the change in method of accounting for research and development costs. Sales and marketing expenses for 1999 increased by $42,000 compared to 1998 as the Company focused much of its efforts on sales and marketing. During the year ended December 31, 1999 compared to the year ended December 31, 1998, general and administrative expenses decreased to $482,278 from $638,879 respectively. This decrease was principally as a result of reallocating certain expenses based on the change in method of accounting for research and development costs.

During 1999 the Company recorded an extraordinary loss of $258,271 relating to the issuance of 200,000 shares of Common Stock and options to purchase an additional 280,000 shares of Common Stock to satisfy obligations relating to notes payable in the aggregate principal amount of $400,000 and accrued and unpaid interest by the Company to a commercial bank.

Financial Condition

The Company has funded its operating expenses principally through equity and debt financings, as the Company has had no material cash flows from operations. During the year ended December 31, 1999, the Company funded its operations principally from net proceeds of $698,874 obtained from the sales of Common Stock.

The Company presently has funds to continue operations at its present level only through July of 2000. The Company expects modest revenues during this period, and is exploring the possibility of raising additional capital. If the Company does not generate sufficient revenues or obtain additional capital by the end of August 2000, it will be forced to severely curtail operations.

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast in the statements that appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

Reliance on a Single Product: The Company has only one product, the MPR System. There is no established market for this product. Accordingly, if for any reason the MPR System cannot be marketed successfully, the Company would not survive.

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

Need for Additional Funding: To create market awareness of its MPR System, the Company will need to devote significant resources to marketing and sales. The Company's plan is to develop market awareness partially through a public relations campaign, including attendance at trade shows and professional conferences, scientific presentations and clinical studies. The Company believes its success may depend, in part, on the Company's ability to conduct additional clinical studies. In addition, and very critical to this process, will be direct contact with payors (primarily insurance companies, HMOs and PPOs) and providers (including physicians, rehabilitation professionals, hospitals and diagnostic clinics) to create awareness of the MPR System and to educate them as to its benefits and clinical applicability. To fully implement its marketing plan in 2000, the Company estimates it will need an additional $1.0 million to $1.5 million of funding. The amount of funding, if any, the Company receives in 2000 will partially determine the degree to which it can implement its marketing plan.

The Company may obtain additional funding primarily through private placements of debt and/or equity securities with strategic partners or others. In addition, the Company could obtain funds through development funding from and/or advance sales to strategic partners. To date, the Company has no commitments for these additional funds. The issuance of additional debt or equity securities by the Company could have the effect of impairing the rights of existing shareholders. For example, the Company could issue securities senior to the Common Stock in liquidation (such as debt securities or preferred stock), with preferential voting rights, or which limit or restrict the payment of dividends. In addition, the Company could issue securities at prices that are dilutive to the existing shareholders.

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

Competition: The Company believes that there is no competitive diagnostic technology in use today capable of detecting, locating and evaluating soft tissue muscle injuries in a manner similar to the MPR System. However, there are many companies, both public and private, which are active in the field of medical diagnostic imaging. Some of these companies have substantially greater financial, technical and human resources, have a well-established name and enjoy a strong market presence. There is no assurance that one or several such companies are not currently developing, or will not start developing, technology that will prove more effective or desirable than the Company's technology. Such occurrence could severely affect the Company's ability to establish and develop a market presence and to maintain its competitive position.

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

Dependence on Key Management Personnel: The Company is substantially dependent upon the experience of Gerald D. Appel, President, Chief Executive Officer and founder of the Company. The loss of the services of Mr. Appel could have a material adverse impact on the Company and its business unless a suitable replacement for the individual is found promptly, but there is no assurance that such replacement can be found.

Product Liability: The Company may be subject to substantial product liability costs if claims arise out of problems associated with the use of the Company's MPR System. While the Company maintains insurance against such potential liabilities, there can be no assurance that such product liability insurance will adequately insure against such risk.

Control by Management: Gerald D. Appel owns beneficially 3,410,019 shares of the Common Stock (which includes voting rights with respect to 111,900 shares), representing 35.8% of the outstanding voting power of the Company as of December 31, 1999. As of December 31, 1999, all directors and officers of the Company (including Mr. Appel) currently had voting power with respect to 41.1% of the outstanding Common Stock. Accordingly, Mr. Appel, individually, and all directors and officers as a group, have the power to control the election of directors, and therefore the business and affairs of the Company. See "Principal Shareholders." This concentration of stock ownership may have the effect of delaying or preventing a change in the management or control of the Company.

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

Forward Looking Statements: The Company may from time to time make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this discussion, the words "estimate", "project", "anticipate" and similar expressions are subject to certain risks and uncertainties, such as changes in general economic conditions, competition, changes in federal regulations, as well as uncertainties relating to raising additional financing and acceptance of the Company's product and services in the marketplace, including those discussed below that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7.  Financial Statements.

       The response to this item is submitted in a separate section of this report. See Financial Statements and Schedules on Page [26].


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

PART III

Item 9.  Directors and Executive Officers of Registrant.

       The following table sets forth information with respect to each director, executive officer and key personnel of the Company.

              Name                     Age    Position
              ----                     ---    --------
              Gerald D. Appel          63     President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

              Dr. Hershel Toomim       82     Director

              Wayne D. Cockburn        43     Director

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

Medical and Scientific Advisory Board

       The Company has a Medical and Scientific Advisory Board ("MSAB") whose members are physicians who were contacted by the Company based upon their prominence and expertise in medical fields which the Company believed relevant to the Company's business, and who accepted invitations to serve upon the MSAB. The role of the MSAB is to advise on the medical considerations involved in designing the product, to provide a user/prescriber perspective, and to assist with the design of clinical trials. The MSAB meets on an ad hoc basis. Members of the MSAB presently receive $750 for each meeting attended. Certain members of the MSAB are, and others may become, shareholders of the Company. The MSAB includes:

Steven L. Wolf, PhD, Chair
Professor and Director of Research, Department of Rehabilitation Medicine, Emory University School of Medicine, former Chair of the Advisory Council of the American Physical Therapy Association.

Gunnar B.J. Andersson, MD, PhD
Chairman of Orthopedic Surgery at Rush-Presbyterian-St. Luke's Medical Center in Chicago, managing partner of Midwest Orthopaedics, past President of the International Society for the Study of the Lumbar Spine.

Jonathon Fielding, M.D., PhD
Professor of Medicine at UCLA, President of the International Society of Preventative Medicine, Chief Health Officer for the County of Los Angeles and consultant to Fortune 100 health care companies.

William Finkle, PhD
Epidemiologist and President of Consolidated Research Inc., providing consulting services to the major health care companies in matters pertaining to the epidemiology of disease, data analysis and predictive modeling.

Reggie Edgerton, PhD
Professor and Vice Chairman of the Physiological Sciences Department at UCLA, Project Program Director evaluating neurophysiological changes in microgravity for NASA.

Item 10.      Executive Compensation

Summary Compensation Table

       The following table sets for certain information regarding the compensation of the Company's Chief Executive Officer for the fiscal years ended December 31, 1999, 1998 and 1997 (no other officer had annual compensation in excess of $100,000 during any of those years):

                         SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                                                        Compensation
                                                                      --------------
                                                Annual                   Number of
Name and                Fiscal Year          Compensation                Securities
Principal Position         Ended         ---------------------           Underlying
Compensation            December 31,     Salary          Bonus             Options
------------------      ------------    --------        ----------    --------------
Gerald Appel,
President and               1999        $150,000        $30,000(1)         375,000
Chief Executive             1998        $116,000        $     0                  0
Officer                     1997        $116,000        $     0                  0

(1) In addition to salary during the year, the Company issued 300,000 shares of Common Stock in cancellation of $30,000 of deferred salary.

Employment Agreement

       The Company entered into a three-year employment agreement with Gerald D. Appel to serve as its President and Chief Executive Officer dated January 1, 1999. Pursuant to the employment agreement, Mr. Appel will be paid an annual salary (exclusive of benefits, bonuses or incentive payments) of $150,000 per year. Under the agreement, the Company issued to Mr. Appel 300,000 shares of Common Stock in consideration of cancellation of deferred salary of $30,000. Mr. Appel also was granted nonqualified stock options, pursuant to the Company's 1997 Stock Option Plan, to purchase (i) 125,000 Common Shares at an exercise price of $1.00 per share, expiring January 1, 2006, (ii) 125,000 Common Shares at an exercise price of $1.50 per share, expiring January 1, 2006, and (iii) 125,000 Common Shares at an exercise price of $2.00 per share, expiring January 1, 2006.

       The employment agreement is terminable by Mr. Appel for any reason, upon ninety (90) days written notice. In the event Mr. Appel terminates the employment agreement, he would be entitled to receive salary, benefits and all bonus and stock options earned up to the date of termination, but unpaid. Mr. Appel may also be terminated by the Company upon ninety (90) days written notice. In the event Mr. Appel is terminated by the Company without cause, he would be entitled to receive the full value of his contract and his employee benefits would continue for a period of one year after termination.

       The employment agreement also contains certain confidentiality and non-competition obligations.

Stock Option Plan

       The Company adopted a Stock Option Plan (the "1997 Plan") in December 1997. The purpose of the 1997 Plan is to attract, retain and motivate certain key employees of the Company by giving them incentives that are linked directly to increases in the value of the Common Stock of the Company. Each director, officer, employee or consultant of the Company is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1997 Plan is 1,000,000. Any shares of Common Stock subject to an award that for any reason expires or terminates unexercised are again available for issuance under the 1997 Plan.

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

       As of April 30, 2000, options to purchase an aggregate of 425,000 shares of Common Stock under the 1997 Plan were outstanding.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                         Number of     Percent of Total
                        Securities       Options/SARs
                        Underlying        Granted to          Exercise of
Name and               Options/SARs      Employees in          Base Price         Expiration
Principal Position        Granted         Fiscal Year          ($/share)             Date
------------------     ------------    ----------------       -----------         ----------
Gerald Appel,
President and           125,000                                  $1.00             Jan. 1/06
Chief Executive         125,000                                  $1.50             Jan. 1/06
Officer                 125,000              100%                $2.00             Jan. 1/06

(1) There has not been any public market for the Company's Common Stock. The Board of Directors believes that the fair market value of the Common Stock on the grant date did not exceed $1.00 per share.

       No options were exercised during the fiscal year ended December 31, 1999.

Director Compensation

       Members of the Board of Directors receive no cash compensation for such service. However, each year since 1997, the Company has granted to each of the Company's outside directors an option to purchase 20,000 shares at an exercise price of $1.50 per share. Furthermore, the Company has established for future outside board members an option-based compensation policy for the compensation of such members of its Board of Directors providing that each newly appointed or elected outside director will be granted a five-year option, for 20,000 shares of the Company's common stock, exercisable at the fair market value of such stock on the date of grant of the option.

       In January 2000, stock options to purchase 40,000 Common Shares at a price of $1.50 per share expiring January 13, 2005, were granted, in aggregate, to outside directors of the Company in this regard.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

       The following table sets forth as of April 30, 2000, certain information relating to the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each officer named in the Executive Compensation table and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The address of each individual listed is in care of the Company, 3710 South Robertson Boulevard, Culver City, California 90232, unless otherwise set forth below such person's name.

                                                           Number of   Percent
Name and Address                                             Shares    of Class
----------------                                           ---------   --------
Gerald D. Appel (1)                                        3,621,019     37.2%

Ontario Municipal Employees Retirement Board               1,179,339     12.1%
   One University Avenue, Ste. 1000, Toronto, Ontario

Wayne D. Cockburn (2)                                        190,000      2.0%

Dr. Hershel Toomim, Sc. D. (3)                               252,000      2.6%

All of the directors and executive offers as a group
(3 persons) (4)                                            4,063,019     41.8%

-----------------------
(1) Includes 111,900 shares with respect to which Mr. Appel believes he has voting power as a result of a proxy granted by Daniel J. Levendowski.
(2) Includes 60,000 shares of Common Stock which may be acquired currently upon exercise of stock options.
(3) Includes 60,000 shares of Common Stock which may be acquired currently upon exercise of stock options.
(4) Includes shares described in footnotes (1) and (2).


Item 12.  Certain Relationships and Related Transactions

       The Company licenses the right to manufacture, market, sell, distribute and further develop the MPR System and technology and any related or derivative technology throughout the world pursuant to an exclusive twenty-year license with TRG, a partnership among Gerald D. Appel, Daniel J. Levendowski and Hershel Toomim. Mr. Appel is the Chairman of the Board, Chief Executive Officer, President and a principal shareholder of the Company, and Dr. Toomim is a director and a principal shareholder of the Company. During 1999, no royalties were paid to TRG pursuant to the license. See "Description of Business--Intellectual Property."

       From time to time Gerald D. Appel has loaned funds to the Company. These loans were payable on demand with interest at the rate of 10% per annum. The largest amount outstanding to Mr. Appel for these loans at any time since January 1, 1995 was $90,000. At December 31, 1999, there were no loans outstanding. During the year ended December 31, 1999, the largest amount outstanding to Mr. Appel was $39,000.


Item 13.  Exhibits, List and Reports on Form 8-K.

       (a)    Exhibits:

              See Exhibit List.

       (b)    Reports on Form 8-K.

              None.

Supplemental Information to be Furnished with reports filed pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

       As of the date this Form 10-KSB is filed with the Securities and Exchange Commission, the Company has not provided to its security holders any annual report with respect to the fiscal year ended December 31, 1998, nor has the Company sent to more than 10 of its security holders any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders for the fiscal year ended December 31, 1999.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MPR HEALTH SYSTEMS, INC.



                                   By:    /s/ GERALD D. APPEL
                                          --------------------------------------
                                          Gerald D. Appel
                                   Its:   President, Chief Executive Officer
                                          and Chairman of the Board
                                          (Principal Financial and Accounting
                                          Officer)

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

      Signature                         Title                         Date
      ---------                         -----                         ----
/s/ GERALD D. APPEL       President, Chief Executive Officer       May 31, 2000
----------------------    and Chairman of the Board of
Gerald D. Appel           Directors (Principal Financial and
                          Accounting Officer)

/s/ DR. HERSHEL TOOMIM    Director                                 May 31, 2000
----------------------
Dr. Hershel Toomim


/s/ WAYNE D. COCKBURN     Director                                 May 31, 2000
----------------------
Wayne D. Cockburn


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
MPR Health Systems, Inc.


We have audited the accompanying balance sheet of MPR Health Systems, Inc. (a development stage company) (the "Company"), as of December 31, 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of MPR Health Systems, Inc. as of December 31, 1999, and the results of its operations, stockholders' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 1 to the financial statements, the accompanying financial statement disclosures related to the cumulative amounts for the period from January 5, 1987 (date of inception) to December 31, 1999 are unaudited because it is impractical to audit the financial statement information for the first seven years of the Company's existence due to the lack of sufficient accounting records.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1999, the Company incurred a net loss of $1,091,866 and is in the development stage at December 31, 1999. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Dickey, Rush, Duncan, Scott & Co., P.C.
Houston, Texas
May 18, 2000

MPR Health Systems, Inc.
(A Development Stage Company)
BALANCE SHEETS
December 31, 1999 and 1998

                                                       1999            1998
                                                    ----------      ----------
Current Assets
Cash                                                $  281,867      $  240,861
Accounts Receivable, less allowance for
  Doubtful accounts of $758 and $0                       5,985           2,295
Prepaid Expenses & Other Current Assets                 42,864           7,097
                                                    ----------      ----------

   Total Current Assets                                330,716         250,253

Furniture & Equipment, net                              71,828         138,486
Capitalized Product Development Costs
  Muscle Pattern Recognition Software                1,496,895       1,470,875
Other Assets                                            24,608          31,780
                                                    ----------      ----------

   Total Non Current Assets                         $1,593,331      $1,641,141

                                                    ----------      ----------
   Total Assets                                     $1,924,047      $1,891,394
                                                    ----------      ----------

See accompanying notes and accountant's report.



MPR Health Systems, Inc.
(A Development Stage Company)
BALANCE SHEETS
December 31, 1999 and 1998

                                                     1999              1998
                                                  -----------       -----------
Current Liabilities
Accounts Payable & Accrued Expenses               $   297,417       $   363,206
Deferred Revenue                                      275,000
Notes Payable to Bank                                                   270,000
Notes Payable                                          25,000
Loans from Shareholders                                14,000                --
Convertible Debenture Loans                           167,000                --
Current Portion of Capital Leases Payable              15,188            22,018
                                                  -----------       -----------

   Total Current Liabilities                          793,605           655,224

Non Current Liabilities

Convertible Debenture Loans                                             167,000
Loans from Shareholders                                                  39,000
Capital Leases Payable                                 14,750            44,886
Notes Payable                                                            25,000
                                                  -----------       -----------

Total Non Current Liabilities                          14,750           275,886
                                                  -----------       -----------

Total Current Liabilities                             808,355           931,110

Shareholders' Equity (Deficit)
Preferred Stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        --                --
Common Stock, no par value
   50,000,000 shares authorized
   9,723,370 and 8,916,370 issued and
   outstanding                                      7,305,309         6,229,435
Paid In Capital - Options                             316,400                --
Additional Paid In Capital                                              145,000
Deficit Accumulated during Development Stage       (6,506,017)       (4,414,151)
                                                  -----------       -----------

Total Shareholders' Equity                          1,115,692           960,284
                                                  -----------       -----------

Total Liabilities & Shareholders' Equity          $ 1,924,047       $ 1,891,394
                                                  -----------       -----------

See accompanying notes and accountant's report.

MPR Health Systems, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1999 and 1998 and from
   January 5, 1987 (Inception) to December 31, 1999 (Unaudited)

                                           For the Year Ended     Period From
                                              December 31,         Inception
                                         -----------------------    Dec. 31,
                                            1999         1998        1999
                                         -----------   ---------  ------------
Revenues                                 $    55,965   $   9,339  $   164,861

Operating Expenses

   Research & Development                     53,897       9,101    1,128,343
   Technical Services                        119,039      15,448      681,791
   Sales & Marketing                         139,635      97,635      651,443
   General & Administrative                  482,278     638,879    3,707,320
                                         -----------   ---------  -----------
   Total Operating Expenses                  794,849     761,063    6,168,897
                                         -----------   ---------  -----------

Loss from Operations                        (738,884)   (751,724)  (6,004,036)

Other Income (Expenses)

   Interest Expense                          (59,373)    (32,917)    (298,581)
   Miscellaneous                             (35,338)     (6,475)     (41,813)
   Interest Income                                           223      103,786
                                         -----------   ---------  -----------
   Total Other Income (Expenses)             (94,711)    (39,169)    (236,608)

Provision for Income Taxes                                 2,302        7,102
                                         -----------   ---------  -----------
Loss Before Extraordinary Item           $  (833,595)  $(793,195) $(6,247,746)

Extraordinary Item - Loss on Debt
   Restructuring                            (258,271)                (258,271)
                                         -----------   ---------  -----------

Net Loss                                 $(1,091,866)  $(793,195) $(6,506,017)
                                         -----------   ---------  -----------

Basic Loss Per Share                          ($0.11)     ($0.09)      ($0.97)
                                         -----------   ---------  -----------
Diluted Loss Per Share                        ($0.11)     ($0.09)      ($0.97)
                                         -----------   ---------  -----------
Weighted Average Common Shares             9,644,785   8,519,173    6,471,431
                                         -----------   ---------  -----------


See accompanying notes and accountant's report

MPR Health Systems, Inc.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999 and 1998 and from
   January 5, 1987 (Inception) to December 31, 1999 (Unaudited)

                                             For the Year Ended
                                                 December 31,             Period From
                                         --------------------------       Inception to
                                            1999            1998          Dec 31, 1999
                                         -----------      ---------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                        $(1,091,866)     $(793,195)      $(6,506,017)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                55,515         62,573           423,841
   Extraordinary Loss on Debt
     Restructuring                           258,271                          258,271
   Bad Debt Expense                                                            26,394
   Loss on Disposition of
     Fixed Assets                              2,891                            2,891
   Stock Options Issued for
     Services Rendered                                                         24,000
   Common Stock Issued in Consideration
     For extension of Repayment Terms for
     Notes Payable to Related Parties                                          75,600
   Common Stock Issued for Services
     Rendered                                                                  12,527

(Increase)/Decrease in:
   Accounts Receivables                       (3,690)        (2,295)          (12,929)
   Other Receivables                           1,643         66,040            67,683
   Prepaid Expenses and Deposits             (32,828)         7,314          (106,790)
   Employee Receivables                        1,275            825           (30,995)

Increase/(Decrease) in:
   Accounts Payable                           (9,823)         7,930           284,243
   Deferred Revenue                          275,000                          275,000
   Other Current Liabilities                 (41,837)       169,140           127,303
                                         -----------      ---------       -----------
   Net Cash Provided (Used) by
     Operating Activities                   (585,449)      (497,528)       (5,078,978)
                                         -----------      ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                 (9,289)       (32,763)         (413,982)
   Proceeds from Disposition of
     Fixed assets                             18,856                           18,856
   Software Product Development Costs        (26,020)      (399,075)       (1,496,895)
                                         -----------      ---------       -----------
   Net Cash Provided (Used) by
     Investing Activities                    (16,453)      (431,838)       (1,892,021)

See accompanying notes and accountant's report.

MPR Health Systems, Inc.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999 and 1998 and from
   January 5, 1987 (Inception) to December 31, 1999 (Unaudited)


                                               For the Year Ended
                                                  December 31,           Period From
                                             ------------------------    Inception to
                                               1999          1998        Dec 31, 1999
                                             ---------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of Convertible Debentures                         167,000        167,000
   Net Increase (Decrease) in Notes
     Payables                                                  25,000        295,000
   Net Increase (Decrease) in Notes
     Payables to Related Parties               (25,000)        39,000        238,000
   Repayment (Borrowings) on Obligations
     Under Capital Lease                       (36,966)        (8,747)       (90,316)
   Net Proceeds from Issuance of
     Common Stock                              849,874        645,296      6,643,092
   Increase (Decrease) in Paid-In Capital     (145,000)       145,000              0
                                             ---------    -----------     ----------
   Net Cash Provided (Used) from
     Financing Activities                      642,908     1,012,5494      7,252,866
                                             ---------    -----------     ----------

   Net Increase (Decrease) in Cash              41,006         83,183        281,867

Beginning Cash                                 240,861        157,678              0
                                             ---------    -----------     ----------
Ending Cash                                  $ 281,867    $   240,861     $  281,867
                                             ---------    -----------     ----------


Other Disclosure:
   Income Tax - Paid                         $     800    $     2,302      $   5,600
   Interest Expense                             48,099         32,917        298,530

Supplemental Disclosure:
Non-Cash Investing & Financing Activities:
   Furniture and equipment acquired under capital leases                112,262
   145,000 shares of common stock issued for conversion of
     paid-in capital
   200,000 shares of common stock issued as part of debt
     restructuring.


See accompanying notes and accountant's report.

MPR Health Systems, Inc. (A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1999 and 1998 and from January 5, 1987 (Inception) to December 31, 1999 (Unaudited)

                                                                            Deficit
                                                                          Accumulated
                                                                          During The
                               Common         Shares        Paid In       Development
                               Shares         Amount        Capital          Stage              Total
                             ---------      ----------      -------       ------------      ------------
Issued upon incorporation
  for services                 910,000      $    7,685      $             $                 $     7,685
Issued for services            952,250           9,523                                            9,523
Net Loss from inception
  through 12/31/90                                                             20,367)          (20,367)

Balance - Dec 31/90          1,862,250          17,208         0              (20,367)           (3,159)
Issued for services            305,950           2,404                                            2,404
Issued for cash                 11,230          25,000                                           25,000
Net Loss                                                                     (243,621)         (243,621)

Balance - Dec 31/91          2,179,430          44,612         0             (263,988)         (219,376)
Net Loss                                                                     (258,180)         (258,180)

Balance - Dec 31/92          2,179,430          44,612         0             (522,168)         (477,556)
Issued for cash                 11,230           1,123                                            1,123
Net Loss                                                                     (421,341)         (421,341)

Balance - Dec 31/93          2,190,660          45,735         0             (943,509)         (897,774)
Stock split                  2,190,660               0                                                0
Issued for exchange
  of $174,090 debt             144,619         174,090                                          174,090
Issued for services             60,000             600                                              600
Issued for net assets of
  limited partnership,
  net of related
  expenses of $1,350           755,330         372,885                                          372,885
Issued for cash in a
  Private placement net
  of related expenses
  of $6,600                    245,400         300,150                                          300,150
Issued for cash in a
  Private placement net
  of related expenses
  of $164,036                  680,741         835,964                                          835,964

Net loss                                                                     (821,898)         (821,898)

Balance - Dec 31/94          6,267,410       1,729,424         0           (1,765,407)          (35,983)

Issued for cash                 15,000             750                                              750
Issued for cash in a
  Private placement net
  of related expenses
  of $67,609                   125,000         157,391                                          157,391
Issued for cash in a
  Private placement net
  of related expenses
  of $64,243                   111,111         135,757                                          135,757
Issued for cash                  2,738           5,000                                            5,000
Net loss                                                                   (1,067,280)       (1,067,280)

Balance - Dec 31/95          6,521,259       2,028,322         0           (2,832,687)         (804,365)

See accompanying notes and accountant's report.

MPR Health Systems, Inc. (A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1999 and 1998 and from January 5, 1987 (Inception) to December 31, 1999 (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                                                             During The
                                 Common          Shares        Paid In       Development
                                 Shares          Amount        Capital          Stage           Total
                               ----------      ----------      -------      ------------      ----------
Issued for cash in a
  private placement net
  of related expenses
  of $14,243                   $  500,000      $  985,757      $             $                $  985,757
Issued for cash                    27,778          50,000                                         50,000
Forgiveness of accrued
  expenses                        100,000         100,000                                        100,000
Issued for defaulted
  Notes payable                    42,000          75,600                                         75,600
Stock options exercised            50,000           5,000                                          5,000
Conversion of debt                 25,000          50,000                                         50,000
Issued for cash in a
  private placement
  net of related expenses
  of $169,000                     480,000         982,000                                        982,000
Issuance of stock options               0          24,000                                         24,000
Net loss                                                                        (796,054)       (796,054)

Balance - Dec 31/96             7,746,037       4,300,679             0       (3,628,741)        671,938

Voided shares                      (3,000)              0                                              0
Issued for cash in a
  Private placement net
  of related expenses
  of $66,540                      480,000       1,133,460                                      1,133,460
Issued for cash                   100,000         150,000                                        150,000
Net Loss                                                                        (999,385)       (999,385)

Balance - Dec 31/97             8,323,037       5,584,139             0       (4,620,956)        963,183

Stock warrants exercised           83,333         145,833                                        145,833
Issued for services                10,000               0                                              0
Issued for cash in a
  Private placement net of
  Related expenses
  of $537                         500,000         499,463                                        499,463
Additional Paid-In
  Capital                                                       145,000                          145,000
Net Loss                                                                        (793,195)       (793,195)

Balance - Dec 31/98             8,323,037       5,584,139             0       (4,620,956)        963,183


See accompanying notes and accountant's report.

MPR Health Systems, Inc. (A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1999 and 1998 and from January 5, 1987 (Inception) to December 31, 1999 (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                                                        During The
                                    Common            Shares           Paid In         Development
                                    Shares            Amount           Capital            Stage            Total
                                  -----------      -----------       -----------       -----------       -----------
Stock options exercised                12,000            6,000                                                 6,000
Stock issued in conjunction
  with reclassification
  of capital                          145,000          145,000          (145,000)                                  0
Stock issued for cash in a
  private placement net of
  related expenses
  of $52,626                          450,000          698,874                                               698,874
Stock issued as part of
  Debt restructuring                  200,000          226,000                                               226,000
Stock options issued as part
   Of debt restructuring                                                 316,400                             316,400
Net Loss                                                                                (1,091,866)       (1,091,866)

Balance - Dec 31/99                 9,723,370      $ 7,305,309       $         0       $(4,620,956)      $(1,115,692)


See accompanying notes and accountant's report

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

       MPR Health Systems, Inc. (a development stage company) (the "Company"), a California corporation, was incorporated and commenced operations on January 5, 1987 as AREX, Inc. On June 15, 1988, the name was changed to Devion Group and then to MPR Health Systems, Inc. on September 15, 1989. The principal activity of the Company has been the research and development of Muscle Pattern Recognition technology. Muscle Pattern Recognition technology provides an objective evaluation of soft tissue muscle injuries.

Basis of Presentation

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1999, the Company incurred a net loss of $1,091,866 and is completing the development stage at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.

       In addition to the capital raised in 1999 and 1998 through private equity offerings, the Company is negotiating with several investors about raising additional capital through private placement offerings. Management of the Company believes that its current cash on hand plus the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

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

Revenue

Revenue is reported at the estimated net realizable amounts from insurance companies, third parties, and others for services rendered.

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

Compensated Absences

Employees of the Company are entitled to paid vacations, paid sick days and holidays off, depending on job classification, length of service and other factors. An estimate of the liability of the amount of future compensated absences has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when earned by its employees. The Company does not maintain any unfunded retirement or health plans.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents".

Research and Development Costs

The Company accounts for research and development costs incurred in the development of its software product in conformance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The accounting standard requires the capitalization of certain NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

research and development costs related to the initial program development and significant program enhancements. All research and development costs incurred in developing a product prior to reaching technological feasibility are charged to expense in the period incurred. Upon reaching technological feasibility all costs are then capitalized as Capitalized Product Development Costs. The Company incurred such costs during 1999, 1998, 1997 and 1996 after technological feasibility had been established. During 1999, 1998, 1997 and 1996, the Company capitalized software development costs in the amount of $26,020, $399,075, $632,800 and $439,000, respectively.

Capitalized software development costs will be amortized over a period of time estimated to be the useful life of the product, not to exceed sixty months.

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

The Company accounts for income taxes under the liability method required by SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Common Share

For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic and diluted net loss per share are computed using weighted average common shares outstanding. At December 31, 1999 and 1998, stock options for 801,998 and

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

650,000 common shares were outstanding. At December 31, 1998, warrants were outstanding for 83,333 common shares. All of these instruments were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive.

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


NOTE 2-CONCENTRATION OF CREDIT RISK

The Company maintained cash accounts at a bank located in southern California. Accounts at the bank are insured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000 each. As of December 31, 1999 and 1998, the balances held at the bank aggregated to $281,867 and $240,892, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk regarding cash.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31 consisted of the following:

                                1999         1998
                               -------      -------
Miscellaneous receivables      $            $ 1,643
Deposits                           800
Prepaid expenses                42,064        4,179
Employee advances                             1,275

             Total             $42,864      $ 7,097


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31 consisted of the following:

                                           1999          1998
                                         --------      --------
Furniture and equipment                  $117,295      $117,295
Computer hardware and software            179,176       169,887
Equipment held under capital leases        91,889       120,254
Leasehold improvements                      5,249         5,249

                                          393,609       412,685
Less accumulated depreciation and
Amortization                              321,781       274,199

             Total                       $ 71,828      $138,486

Depreciation expense charged to operations during the years ended December 31, 1999 and 1998 was $54,200 and $61,258, respectively.


NOTE 5 - OTHER ASSETS

Other assets at December 31 consisted of the following:

                                        1999         1998
                                       -------      -------
Patents, net of accumulated
amortization of $7,362 and $6,047      $14,993      $16,308
Security deposits                        9,615       15,472

             Total                     $24,608      $31,780

Amortization expense on patent costs charged to operations during the years ended December 31, 1999 and 1998 was $1,315 and $1,315, respectively.

NOTE 6 - NOTES PAYABLE AND DEBT RESTRUCTURING

In August 1998, the Company issued unsecured debentures with an aggregate principal of $167,000. Interest on these notes is payable semiannually at 10% per annum. These notes mature in August 2000.

In 1998, the Company issued demand notes to two of its shareholders and an individual investor in the amounts of $25,000, $7,500 and $25,000, respectively. Interest on each of these notes accrues at 10% per annum. As of December 31, 1999, the outstanding principal balances on these loans were $6,500, $7,500 and $25,000.

As of December 31, 1998, the Company had four revolving lines of credit with Wells Fargo Bank that provided for borrowings totaling $270,000. These revolving lines of credit matured beginning May 10, 1998 through July 10, 1998 and were collateralized by standby letters of credit issued by certain third parties. The Company had $270,000 outstanding on these revolving lines of credit as of December 31,1998.

NOTE 6 - NOTES PAYABLE AND DEBT RESTRUCTURING (Continued)

As collateral for the bank revolving lines of credit, certain third parties (the "Guarantors") guaranteed the notes payable to the bank by obtaining standby letters of credit. The Company granted stock options to the Guarantors for the Company's common stock as consideration for the guarantees. These options entitled the Guarantors to purchase an aggregate of 300,000 shares of common stock for $1.13 per share if certain conditions were met. The options became exercisable at various dates during 1995. None of these options were exercised as of December 31, 1998, the date of their expiration.

During 1999, the Company restructured the aforementioned debts owed to Wells Fargo Bank totaling $270,000 and related accrued interest in the amount of $14,129. The following transactions have been reported in the financial statements as of December 31, 1999, and result in an aggregated Loss on Debt Restructuring of $258,271:

On March 5, 1999, the Bank called notes totaling $140,000 which were in default and exercised Letters of Credit pledged as collateral by certain Guarantors to satisfy $140,000 of outstanding principal. On January 13, 2000, the Company issued 200,000 shares of its common stock and granted 150,000 options with an exercise price of $1.50 per share, expiring July 1, 2001, to these Guarantors in consideration for the Bank's exercise of these Letters of Credit.

On August 24, 1999, the Company granted 130,000 options of its common stock with an exercise price of $1.13 per share, expiring July 1, 2001, to the Bank in satisfaction of the remaining $130,000 of outstanding principal plus all accrued interest outstanding.

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

Minimum future lease payments under capital leases as of December 31, 1999 for each of the next five years are:

Years Ending
December 31,

2000                                                           17,889
2001                                                           14,886

Total minimum lease payments                                   32,775
Less amount representing interest                               2,837

Present value of minimum lease payment                         29,938
Less current portion of obligations under capital leases       15,188

               Total                                          $14,750

Interest rates on capitalized leases vary from 9% to 14.89% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is obligated under a licensing agreement to a partnership whose partners are officers, directors and shareholders of the Company. (See Note 10)

The Company repaid a $25,000 short-term promissory note to a shareholder during 1999.


NOTE 9 - INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for the years ended December 31, 1999 or 1998 due to losses incurred during those periods. The provision for income taxes represents the minimum required for state franchise taxes. To reconcile from the federal statutory tax rate of 34% to the Company's effective tax rate of approximately 1%, the deferred tax asset valuation reserve is deducted. The net operating loss carryforwards will be utilized to offset taxable income generated in future years, subject to the applicable limitations and their expiration in varying amounts through the year 2019. The Company also had a research tax credit of approximately $24,970 at December 31, 1998 that expires in 2012. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code. Management has determined that a valuation allowance should be provided for the net operating losses and the credits to be used to offset future tax liability.

Deferred tax assets (liabilities) for the years ended December 31, 1999 and 1998 consist of the following:

                                                    1999              1998
                                                 -----------       -----------
Deferred tax assets:

Net federal operating loss carryforwards         $ 1,958,444       $ 1,694,219
Net state operating loss carryforwards               316,678           223,219
Research tax credit                                   24,970            24,970

         Total deferred tax assets                 2,300,092         1,942,408

Valuation allowance for deferred tax assets       (2,300,092)       (1,942,408)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facility and certain equipment under non-cancelable operating leases expiring at various dates through 2001. Certain leases contain renewal provisions.

Future minimum lease payments under these leases are as follows:

    Years Ending
    December 31,

    2000                                         73,113
    2001                                         51,870

                 Total                         $124,983

Rent expense under operating leases was $46,374 and $131,835 for the years ended December 31, 1999 and 1998, respectively.

License Agreement

The Company has a licensing agreement with Toomim Research Group ("TRG"), a partnership, whose partners are officers and shareholders of the Company (see
Note 8). Under the terms of the licensing agreement, the Company is entitled to exclusive rights to the product under development by the Company, beginning on August 1, 1993 and ending on August 1, 2013, unless terminated earlier. As consideration for the exclusive rights to the product, the Company pays TRG a royalty.

The royalty is payable quarterly under the following terms:

* The Company shall pay a royalty on the lesser of 10%, of total revenue or $30 per patient examined and reported upon up to the first 10,000 examinations. After the first 10,000 examinations, the Company shall pay a royalty of 5% of total revenue but not less than $12.50 per patient examined and reported upon.

* The Company shall pay a royalty of 5% of total revenue for each sale, lease, rental, license, transfer, or assignment of the product under license to the extent that no royalty was paid on such total revenue.

* The Company shall pay a royalty of 3% of total revenue for any derivative technology developed by the Company to the extent that no royalty was paid on such total revenue.


NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 consisted of the following:

                                1999          1998
                              --------      --------
Accounts payable              $117,475      $127,297
Accrued salaries               127,178        35,045
Payroll taxes payable                        166,396
Customer deposits               11,274
Accrued vacation payable        41,490        34,468

             Total            $297,417      $363,206

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

In 1997, the Company sold 480,000 shares of common stock for gross proceeds of $1,200,000. In connection with this issuance of common stock, investors also received 120,000 warrants to purchase common stock at $3.00 per share through April 16, 1998.

In 1999, the Company sold 462,000 shares of common stock for net proceeds of $704,874. The Company issued 145,000 shares of common stock in conjunction with the reclassification of $145,000 received and recorded in 1998 as Paid in Capital. Additionally, the Company issued 200,000 shares of common stock, valued at $1.13 per share in conjunction with the Company's debt restructuring. (See
Note 6)


NOTE 13 - STOCK OPTIONS AND WARRANTS

Warrants

As of December 31, 1999 and 1998, the Company had no outstanding warrants.

Stock Option Plan

The Company adopted the 1997 Stock Option Plan (the "1997 Plan") in December 1997. The purpose of the 1997 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan is 1,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1997 Plan. (See Note 15)

Stock Option Agreements

Options and warrants were granted, which under certain agreements, allows employees, consultants, and Guarantors to purchase shares of common stock, which were issued outside the 1997 Plan. These options expire upon certain events.

The following summarizes the Company's stock option transactions under the stock option agreements:


                                  1997              Weighted-             Other              Weighted-
                                  Stock              Average              Stock               Average
                                 Option              Exercise            Options &            Exercise
                                  Plan                Price              Warrants              Price
                                --------             --------            --------             --------
Options outstanding,
December 31, 1997                280,000             $   1.98             742,000             $   1.23

  Expired                       (280,000)            $     --            (472,000)            $     --
  Granted                        305,000             $   1.13              75,000             $   0.10

Options outstanding,
December 31, 1998                305,000             $   1.13             345,000             $   1.07

Reclassifications                 40,000             $   1.50             (40,000)
Cancelled                                                                (270,000)
Granted                           40,000             $   1.50             381,998             $   1.24

Options outstanding,
December 31, 1999                385,000             $   1.21             416,998             $   1.15

Options exercisable,
December 31, 1998                     --             $   1.13             175,000             $   1.07

Options exercisable,
December 31, 1999                360,000             $   1.19             266,998             $   0.95

The remaining weighted-average contractual life of options outstanding at December 31, 1999 and 1998, was 4.94 years and 1.25 years, respectively.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock- based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for, awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below:

                                       For the Years Ended
                                          December 31,
                            ---------------------------------------
                                 1999                      1998
                            -------------             -------------
Net Loss
     As reported            $  (1,091,866)            $    (793,195)
     Pro forma              $  (1,091,866)            $    (803,195)

Loss per share
     As reported            $       (0.11)            $       (0.09)
     Pro forma              $       (0.11)            $       (0.09)

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

       Prior Period Adjustment During 1998, outdated and outstanding checks in the amount of $7,170 were voided, resulting in the understatement of assets and overstatement of the accumulated deficit. The change as of December 31, 1998 is summarized as follows:

                                                                   Accumulated
                                              Assets                 Deficit
                                            -----------            -----------
As previously reported                      $ 1,503,660            $(4,628,126)
Void outdated/outstanding checks                  7,170                  7,170

As adjusted                                 $ 1,510,830            $(4,620,956)

NOTE 15-SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company had the following significant financial transactions:

In January 2000, the Company's name was changed to MPR Health Systems, Inc.

On January 13, 2000, the Company issued 300,000 shares of common stock at a price of $0.10 per share to the Company's CEO in conjunction with his employment agreement.

On January 13, 2000, the Company issued 200,000 shares of common stock and 150,000 stock options exercisable at $1.50 per share to individuals known as "The Paterson Group" in consideration of The Paterson Group's repayment of debt owed by the Company. (See Note 6)

Effective January 21, 2000, the Company approved American Securities Transfer and Trust as transfer agent and registrar of the Company.

Effective January 21, 2000, the Company approved Northern Bank Note share certificate No. 438, color Special Green, as the Company's new share certificate.

In January 2000, the Company's "1997 Stock Option Plan" was amended to increase the number of common shares which may be issued under the plan to 2,250,000.

In January 2000, the Company's Board of Directors resolved that 200,000 stock options be allocated to settle any potential legal claims resulting from an aborted merger with Charrington Business Consultants.

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

   10.5 Lease Agreement, dated August 1, 1996, by and between Registrant and The Urcis Family Trust. Incorporated by reference to Exhibit
               10.11 to Form SB-2 filed on January 6, 1997, and the amendments thereto.

   10.6 Master Equipment Lease Agreement, dated March 1, 1996 by and between Registrant and Medical Consulting Imaging Co., and
               Distribution Agreement, dated March 1, 1996, by and among
               Registrant, Medical Consulting Imaging Co. and MCIC/HNI.
               Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on January 6, 1997, and the amendments thereto. Termination of Distribution Agreement, dated February 23, 1998.

   10.7        1997 Stock Option Plan.+

   10.8        Amendment Number Three, Waiver and Consent between Toomim
               Research Group and Myo Diagnostics, Inc. Incorporated by reference to Exhibit 10.20 to Form 10-KSB filed on July 9, 1998.

   10.9        Certificate of Amendment of Articles of Incorporation.

   10.10       Employment Agreement, dated January 1, 1999, by and between
               Registrant and Gerald D. Appel.

   24.1        Power of Attorney (included on signature page).

   27.1        Financial Data Schedule.

--------------------
+ Previously Filed