Form 10QSB
period 2000-03-31
MPR HEALTH SYSTEMS INC
filed 2000-06-08
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X]   Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
Act of 1934

                  For the quarterly period ended March 31, 2000

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________________ to ______________________.


                        Commission file number 333-19285


                            MPR HEALTH SYSTEMS, INC.
                        (formerly Myo Diagnostics, Inc.)
        (Exact Name of Small Business Issuer as Specified in its Charter)

              California                                     95-4089525
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification  No.)

                         3710 South Robertson Boulevard
                          Culver City, California 90232
                    (Address of Principal Executive Offices)


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

                              Yes  [X]       No

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 10,023,370 shares issued and outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):Yes [ ] No [X]

                            MPR HEALTH SYSTEMS, INC.
                              INDEX TO FORM 10-QSB


PART I FINANCIAL INFORMATION                                                Page

Item 1.       Financial Statements:

              Balance Sheet (unaudited) as of March 31, 2000 and 1999          3

              Statements of Operations (unaudited) for the
              Three months Ended March 31, 2000 and 1999                       4

              Statements of Cash Flows (unaudited) for the
              Three months Ended March 31, 2000 and 1999                       5

              Notes to Financial Statements                                    7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                               10

Item 2.       Changes in Securities                                           10

Item 3.       Defaults Upon Senior Securities                                 10

Item 4.       Submission of Matters to a Vote of Security Holders             10

Item 5.       Other Information                                               10

Item 6.       Exhibits and Reports on Form 8-K.                               10

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

MPR HEALTH SYSTEMS, INC.
BALANCE SHEET (Unaudited)
As of March 31, 2000

                                                  Mar 31, 1999
                                                  ------------
Current Assets
Cash                                              $     6,061
Accounts receivable                                   328,115
Prepaid expenses & Other Current Assets                23,218
                                                  -----------
   Total current assets                               357,394

Furniture & Equipment, net                            150,211
Capitalized Product Development Costs               1,439,636
Other Assets                                           36,233
                                                  -----------
   Total assets                                   $ 1,983,474

Current Liabilities
Accounts Payable & Accrued Expenses                   477,367
Current Portion of Leases Payable                      10,715
                                                  -----------
   Total Current Liabilities                          488,082

Non Current Liabilities
Convertible Debenture Loans                           167,000
Loans from Shareholder                                 14,000
Capital Leases Payable                                 14,750
Notes Payable                                          25,000
                                                  -----------
   Total liabilities                                  708,832

Shareholders' Equity (Deficit)
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                        --

Common stock, no par value
   50,000,000 shares authorized
   10,023,370 and 8,323,037 issued and
   outstanding                                      7,254,309
Paid in capital                                       145,000
Deficit accumulated during development stage       (6,124,668)
                                                  -----------
Total Shareholders' Equity                          1,274,641
                                                  -----------
Total Liabilities & Shareholders' Equity          $ 1,983,474


The accompanying notes are an integral part of these financial statements.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2000 and 1999


                                                         For the
                                                   Three Months Ended
                                                        March 31,
                                                 2000              1999
                                             -----------       -----------
Revenues                                     $   502,546       $    24,796

Operating Expenses

   Research & Development                         31,237            17,227
   Technical Services                             68,011            23,890
   Sales & Marketing                              95,344            15,428
   General & Administrative                      150,939           100,550
                                             -----------       -----------
   Total Operating Expenses                      345,531           157,095
                                             -----------       -----------

Loss from Operations                             157,015          (132,299)

Other Income (Expenses)

   Interest Expense                               (8,434)          (14,234)
   Miscellaneous                                 (50,025)           (4,138)
   Interest Income                                    --                --
                                             -----------       -----------
   Total Other Income (Expenses)                 (58,459)          (18,372)

Provision for Taxes                               44,986             7,949
                                             -----------       -----------
Income/(Loss) Before Extraordinary Item           53,568          (158,620)

                                             -----------       -----------
Net Income/(Loss)                            $    53,568       $  (158,620)
                                             -----------       -----------


Basic Earnings/(Loss) Per Share              $      0.01       ($     0.02)
                                             -----------       -----------
Diluted Loss Per Share                       $      0.01       ($     0.02)
                                             -----------       -----------
Weighted Average Common Shares                 9,873,370         8,994,870


The accompanying notes are an integral part of these financial statements.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2000 & 1999

                                                          For the
                                                     Three Months Ended
                                                         March 31,
                                                   2000            1999
                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                $  53,568       $(158,620)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                      58,458              --
   Extraordinary Loss on Debt Restruct
   Bad Debt Expense                                     --              --
   Loss on Disposition of Fixed Assets
   Stock Options Issued for
   Services Rendered                                    --              --
   Common Stock Issued in Consideration for
   Extension of Repayment Terms for
   Notes Payable to Related Parties                     --              --
   Common Stock Issued for Services
   Rendered                                             --              --

(Increase)/Decrease in:
   Accounts Receivables                           (322,130)         (4,545)
   Other Receivables                                    --              --
   Prepaid Expenses                                 (3,336)             --
   Employee Receivables
   Other Assets                                     (1,350)             --

Increase/(Decrease) in:
   Accounts Payable                                 52,784         (58,573)
   Deferred Revenue
   Other Current Liabilities                       (43,875)       (104,889)
                                                 ---------       ---------
   Net Cash Provided (Used) by
   Operating Activities                           (205,881)       (326,627)
                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                      (69,926)             --
   Proceeds from Disposition of
   Fixed Assets
   Software Development Costs                           --              --
                                                 ---------       ---------
   Net Cash Provided (Used) by
   Investing Activities                            (69,926)             --

See accompanying notes and accountant's report.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2000 & 1999

                                                         For the
                                                   Three Months Ended
                                                        March 31,
                                                 2000            1999
                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Bank Overdraft                       --              --
   Issuance of Convertible Debentures                 --              --
   Net Increase (Decrease) in Notes
   Payables                                           --              --
   Net Increase (Decrease) in Notes
   Payables to Related Parties                        --              --
   Repayment (Borrowings) on Obligations
   Under Capital Lease                                --         (22,366)
   Net Proceeds from Issuance of
   Common Stock                                       --         146,000
   Increase (Decrease) in Paid-In Capital             --              --
                                               ---------       ---------
   Net Cash Provided (Used) from
   Financing Activities                               --         123,634
                                               ---------       ---------

Prior Period Adjustment                               --              --

   Net Increase (Decrease) in Cash              (275,806)       (202,993)

Beginning Cash                                   281,867         240,861
                                               ---------       ---------
Ending Cash                                    $   6,061          37,868
                                               ---------       ---------

                            MPR HEALTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

       The financial statements included herein have been prepared by MPR Health Systems, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto as of and for the year ended December 31, 1999.

       The financial statements have been prepared on the basis of the Continuation of the Company as a going concern. During the three months ended March 31, 2000, the Company earned net income of $53,568. The Company is in the early stage of bringing the product to market at March 31, 2000, and recovery of the Company's assets is still dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.

       Until January 1, 2000 the Company had been a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish its product commercially and its planned principal operations are just commencing. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Until January 1, 2000 the Company had been a development stage company that had yet to realize any material revenues. As of January 1, 2000, the Company is ready to bring its product to market, but needs additional funding to implement its marketing plan.

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

Results of Operations

       Three months Ended March 31, 2000 as Compared to Three months Ended March 31, 1999. The Company generated revenues of $502,546 during the three months ended March 31, 2000, as compared to revenues of $24,796 during the three months ended March 31, 1999. This increase was due to sales of $202,546 and $300,000 pursuant to an agreement entered into in the fourth quarter of 1999 for the distribution of the Company's products in the United Kingdom.

       The Company's operating expenses increased to $345,531 during the three months ended March 31, 2000 from $157,095 during the three months ended March 31, 1999. The primary reason for the higher expenses over the same period in 1999 is an increase in staff from six to ten as a result of the initiation of the Company's sales and marketing plan. Travel expenses associated with the recruitment of independent sales representatives was another significant factor, accounting for $29,518 of the total increase.

       As a result of the increase in revenues, the Company has net income of $53,568 during the quarter, as compared to a net loss of $158,620 during the same quarter of the prior fiscal year.

Financial Condition

       The Company has historically funded its operating expenses through loans and sales of debt and equity securities. During the first quarter of fiscal 2000, however, the Company funded its operating expenses through revenues from product sales.

       The Company presently has funds to continue operations at its present level only through August of 2000. The Company expects very little revenues during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of August 2000, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

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

Control by Management: Gerald D. Appel owns beneficially 3,621,019 shares of the Common Stock (which includes voting rights with respect to 111,900 shares), representing 36.1% of the outstanding voting power of the Company as of April 30, 2000. As of April 30, 2000, all directors and officers of the Company (including Mr. Appel) currently had voting power with respect to 40.5% of the outstanding Common Stock. Accordingly, Mr. Appel, individually, and all directors and officers as a group, have the power to control the election of directors, and therefore the business and affairs of the Company. See "Principal Shareholders." This concentration of stock ownership may have the effect of delaying or preventing a change in the management or control of the Company.

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


Item 7.  Financial Statements.

       The response to this item is submitted in a separate section of this report. See Financial Statements and Schedules on Page [3].

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

       The Company is not a party to any material legal proceeding.

Item 2.  Changes in Securities

       On January 1, 1999, the Company entered into a three-year employment agreement with Gerald D. Appel to serve as its President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Appel was granted three hundred thousand (300,000) Common Shares of the Company. Although the shares were granted in fiscal 1999, they were not issued until February 2000. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act as a transaction not involving any public offering.

Item 3.  Defaults Upon Senior Securities

       There were no defaults upon Senior Securities during the three months ended March 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

       Effective as of January 13, 2000, shareholders holding 5,093,358 shares, representing approximately 52.4% of the outstanding Common Stock, by written consent approved an amendment to the Articles of Incorporation of the Company changing the corporate name from "Myo Diagnostics, Inc." to "MPR Health Systems, Inc."

Item 5.  Other Information

       Inapplicable. There is no other information to be reported during the three months ended March 31, 2000.

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

                                     MPR HEALTH SYSTEMS, INC.


Date: May 31, 2000                   By: /s/ GERALD D. APPEL
                                     -------------------------------------------
                                     Gerald D. Appel, President, Chief Executive
                                     Officer and Chairman of the Board
                                     [Principal Financial and
                                     Accounting Officer]