Form 10QSB
period 2000-06-30
MPR HEALTH SYSTEMS INC
filed 2000-08-11
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                                    Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 10,036,370 shares issued and outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            MPR HEALTH SYSTEMS, INC.
                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of June 30, 2000                        3

         Statements of Operations (unaudited) for the
         Six months Ended June 30, 2000 and 1999                              4

         Statements of Cash Flows (unaudited) for the
         Six months Ended June 30, 2000 and 1999                              5

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K.                                   13


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

MPR HEALTH SYSTEMS, INC.
BALANCE SHEET (Unaudited)
As of June 30, 2000


                                                                  June 30, 2000
                                                                  -------------

Current Assets
Cash                                                                $    99,177
Accounts Receivable                                                     263,365
Prepaid Expenses & Other Current Assets                                  42,948
                                                                    -----------
   Total current assets                                                 405,490

Furniture & Equipment, net                                              117,780
Capitalized Product Development Costs                                 1,384,648
Other Assets                                                             91,520
                                                                    -----------
   Total assets                                                     $ 1,999,438

Current Liabilities
Accounts Payable & Accrued Expenses                                     546,776
Current Portion of Leases Payable                                         8,830
                                                                    -----------
   Total Current Liabilities                                            555,606

Non Current Liabilities
Convertible Debenture Loans                                             167,000
Loans from Shareholder                                                   14,000
Capital Leases Payable                                                   14,750
Notes Payable                                                            25,000
                                                                    -----------
   Total liabilities                                                    776,356

Shareholders' Equity
Preferred stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                                        --

Common stock, no par value
   50,000,000 shares authorized
   10,036,370 shares issued and
   outstanding                                                        7,460,309
Paid in capital                                                         319,650
Deficit accumulated during development stage                         (6,556,878)
                                                                    -----------
Total Shareholders' Equity                                            1,223,081
                                                                    -----------
Total Liabilities & Shareholders' Equity                            $ 1,999,438


The accompanying notes are an integral part of these financial statements.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Six Months Ended June 30, 2000 and 1999

                                                  For the
                                              Six Months Ended
                                                 June 30,
                                          -------------------------
                                             2000           1999
                                          ----------     ----------
Revenues                                  $  866,323       $  36,136

Operating Expenses

   Research & Development                     65,324          34,320
   Technical Services                        110,677          49,898
   Sales & Marketing                         213,084          42,278
   General & Administrative                  378,558         175,218
                                          ----------       ---------
   Total Operating Expenses                  767,643         301,714
                                          ----------       ---------

Loss from Operations                          98,680        (265,578)

Other Income (Expenses)

   Interest Expense                           (8,770)        (23,322)
   Depreciation & Amortization              (140,577)              -
   Miscellaneous                                (192)        (14,536)
   Interest Income                                 -               -
                                          ----------       ---------
   Total Other Income (Expenses)            (149,539)        (37,858)

Provision for Taxes                                -               -
                                          ----------       ---------
Income/(Loss) Before Extraordinary Item      (50,860)       (303,435)
                                          ----------       ---------
Net Income/(Loss)                         $  (50,860)      $(303,435)
                                          ----------       ---------

Basic Earnings/(Loss) Per Share           $    (0.01)      $   (0.04)
                                          ----------       ---------
Diluted Loss Per Share                    $    (0.01)      $   (0.04)
                                          ----------       ---------
Weighted Average Common Shares             9,876,620       7,219,870



The accompanying notes are an integral part of these financial statements.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2000 & 1999

                                                     For the
                                                 Six Months Ended
                                                     June 30,
                                             --------------------------
                                                 2000           1999
                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                            $ (50,860)      $(303,435)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                 140,577            --
   Extraordinary Loss on Debt Restruct
   Bad Debt Expense                               --              --
   Loss on Disposition of Fixed Assets
   Stock Options Issued for
   Services Rendered                              --              --
   Common Stock Issued in Consideration
   for Extension of Repayment Terms for
   Notes Payable to Related Parties               --              --
   Common Stock Issued for Services
   Rendered                                       --              --

(Increase)/Decrease in:
   Accounts Receivables                       (257,380)         (9,000)
   Other Receivables                              --              --
   Prepaid Expenses                               (884)         (7,500)
   Employee Receivables
   Other Assets                                (58,750)           --

Increase/(Decrease) in:
   Accounts Payable                             35,501         (53,250)
   Deferred Revenue                           (150,000)
   Other Current Liabilities                    82,501        (286,179)
                                             ---------       ---------
   Net Cash Provided (Used) by
   Operating Activities                       (259,296)       (659,363)
                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                  (79,452)           --
   Proceeds from Disposition of
   Fixed Assets
   Software Development Costs                   (2,192)           --
                                             ---------       ---------
   Net Cash Provided (Used) by
   Investing Activities                        (81,644)           --


See accompanying notes and accountant's report.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2000 & 1999

                                                       For the
                                                    Six Months Ended
                                                        June 30,
                                               -------------------------
                                                  2000            1999
                                               ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Bank Overdraft                     --              --
   Issuance of Convertible Debentures               --              --
   Net Increase (Decrease) in Notes
   Payables                                         --              --
   Net Increase (Decrease) in Notes
   Payables to Related Parties                      --              --
   Repayment (Borrowings) on Obligations
   Under Capital Lease                              --           (27,701)
   Net Proceeds from Issuance of
   Common Stock                                  155,000         574,874
   Increase (Decrease) in Paid-In Capital          3,250            --
                                               ---------       ---------
   Net Cash Provided (Used) from
   Financing Activities                          158,250         547,173
                                               ---------       ---------

Prior Period Adjustment                             --              --

   Net Increase (Decrease) in Cash              (182,690)       (112,190)

Beginning Cash                                   281,867         240,861
                                               ---------       ---------
Ending Cash                                    $  99,177       $ 128,671
                                               ---------       ---------

                            MPR HEALTH SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation and Significant Accounting Policies

     The financial statements included herein have been prepared by MPR Health Systems, Inc. (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto as of and for the year ended December 31, 1999.

     The financial statements have been prepared on the basis of the continuation of the Company as a going concern. During the six months ended June 30, 2000, the Company had net loss of $50,860. The Company is in the early stage of bringing the product to market as of June 30, 2000, and recovery of the Company's assets is still dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Until January 1, 2000 the Company has been a development stage company that had not realized any material revenues. As of January 1 the Company launched its product and its marketing plan in the U.S. and in foreign markets. Twenty-one independent sales representatives were recruited and trained during the second quarter and began making sales calls on key reference accounts in 43 states. While this program has not had a material impact on revenues, initial contracts are expected in the third quarter. An aggressive foreign technology-partnering program was also initiated. An agreement was reached for exclusive distribution in Ireland and the UK that provided the majority of the revenues in the first half of 2000. Several additional strategic partnerships are also in discussion. To support these programs, a detailed operations plan has been developed to service the implementation of both foreign and domestic distribution. This plan provides on-site training of administrative and technical personnel at the MPR Center. These programs set the stage for growth in the second half of this year.

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

Results of Operations

     Six months Ended June 30, 2000 as Compared to Six months Ended June 30, 1999. The Company generated revenues of $866,323 during the six months ended June 30, 2000, as compared to revenues of $36,136 during the six months ended June 30, 1999. This increase was due to revenues realized as a result of the product launch. The foreign distribution agreement resulted in purchases of report usage licenses, equipment and supplies, and amortization of annual technology access fees that accounted for the buld of the first half sales.

     The Company's operating expenses increased to $769,594 during the six months ended June 30, 2000 from $284,622 during the six months ended June 30, 1999. The primary reason for the higher expenses over the same period in 1999 is an increase in staff from six to ten as a result of the initiation of the Company's sales and marketing plan. Travel expenses associated with the recruitment of independent sales representatives was another significant factor, accounting for $56,167 of the total increase.

     As a result of the increase in revenues, the Company has profit from operations of $98,680 during the first two quarters, as compared to a net loss from operations of $265,578 during the same period of the prior fiscal year.

Financial Condition

     The Company has historically funded its operating expenses through loans and sales of debt and equity securities. During the first half of fiscal 2000 the Company funded its operating expenses through revenues from sales to its UK technology partner.

     The Company presently has funds to continue operations through the third quarter, and expects sufficient revenue through the balance of the year to fund operations. The Company is attempting to raise additional capital. If additional capital is not obtained by the end of September 2000, Company may be forced to curtail operations and limit its rate of growth.

Cautionary Statements and Risk Factors

     Several of the matters discussed in this document contain forward- looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast in the statements that appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

Reliance on a Single Product: The Company has only one product, the MPR System. There is no established market for this product. Accordingly, if for any reason the MPR System cannot be marketed successfully, the Company would not survive.

Reliance on License: The Company's entire business is based on an exclusive license of the MPR process and related technology from TRG. See "Business -- Intellectual Property." The license terminates in 2013 and may only be terminated earlier upon the failure by the Company to observe or perform any of its covenants, conditions or agreements contained within the license. Any termination of the license would have a material adverse effect on the Company and would likely result in the Company not surviving.

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

Need for Additional Funding: To create market awareness of its MPR System, the Company will need to devote significant resources to marketing and sales. The Company's plan is to develop market awareness partially through a public relations campaign, including the use of media, attendance at trade shows and professional conferences, scientific presentations and clinical studies. In addition, and very critical to this process, will be direct sales to providers (including physicians, rehabilitation professionals, hospitals and diagnostic clinics) and payors (primarily insurance companies, HMOs and PPOs). In additon an aggressive foreign partnering program will be pursued. To fully implement its marketing plan in 2000, the Company estimates it will need an additional $1.5 million to $2.5 million of funding beyond internally generated revenues. The amount of funding, if any, the Company receives in 2000 will partially determine the degree to which it can implement its marketing plan.

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

Intellectual Property: TRG holds a United States patent on the MPR technology, and the Company is the exclusive licensee of the rights under the patent. A second patent pertaining to the development of the MPR technology has been filed and is pending. The inventors have assigned the rights of that patent, when issued, to MPR. The Company believes that its ability to be successful will be contingent on its ability to protect the MPR technology, its future developments and its know how. There can be no assurance, however, that this patent will provide substantial protection of the MPR technology or that its validity will not be challenged. Pursuant to its license agreement with TRG, the Company has the right to protect the MPR technology.

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

Control by Management: Gerald D. Appel owns beneficially 3,685,519 shares of the Common Stock (which includes voting rights with respect to 111,900 shares), representing 36.7% of the outstanding voting power of the Company as of June 30, 2000. As of June 30, 2000, all directors and officers of the Company (including Mr. Appel) currently had voting power with respect to 40.5% of the outstanding Common Stock. Accordingly, Mr. Appel, individually, and all directors and officers as a group, have the power to control the election of directors, and therefore the business and affairs of the Company. See "Principal Shareholders." This concentration of stock ownership may have the effect of delaying or preventing a change in the management or control of the Company.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Nothing to report.

Item 2.  Changes in Securities

         Nothing to report.

Item 3.  Defaults Upon Senior Securities

         Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

         Nothing to report.

Item 5.  Other Information

         Nothing to report.

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



                                 MPR HEALTH SYSTEMS, INC.

Date: August 6, 2000             By: /s/ GERALD D. APPEL
                                 -------------------------------------------
                                 Gerald D. Appel, President, Chief Executive
                                 Officer and Chairman of the Board
                                 [Principal Financial and
                                 Accounting Officer]