Form 10QSB
period 2000-09-30
MPR HEALTH SYSTEMS INC
filed 2000-11-15
CIK 1029312

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
Act of 1934

                For the quarterly period ended September 30, 2000

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________________ to ______________________.


                        Commission file number 333-19285

                            MPR HEALTH SYSTEMS, INC.
                        (formerly Myo Diagnostics, Inc.)
        (Exact Name of Small Business Issuer as Specified in its Charter)

                California                                   95-4089525
     (State or Other Jurisdiction of                       I.R.S. Employer
      Incorporation or Organization)                     Identification  No.)

                         1000 Corporate Pointe, Suite 202
                          Culver City, California 90230
                    (Address of Principal Executive Offices)


                                   (310) 410-5300
                   (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                           Yes   [X]        No   [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 10,098,370 shares issued and outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):Yes [ ]   No [X]

                            MPR HEALTH SYSTEMS, INC.
                              INDEX TO FORM 10-QSB

PART I   FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements:

         Balance Sheet (unaudited) as of September 30, 2000                   3

         Statements of Operations (unaudited) for the
         Nine months Ended September 30, 2000 and 1999                        4

         Statements of Cash Flows (unaudited) for the
         Nine months Ended September 30, 2000 and 1999                        5

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K.                                   13

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

MPR HEALTH SYSTEMS, INC.
BALANCE SHEET (Unaudited)
As of September 30, 2000


                                                  Sep 30, 2000
Current Assets                                    ------------
Cash                                              $    21,361
Accounts Receivable                                   468,666
Prepaid Expenses & Other Current Assets                38,492
                                                  -----------
   Total Current Assets                               528,519

Furniture & Equipment, net                            156,782
Capitalized Product Development Costs               1,384,648
Other Assets                                           91,520
                                                  -----------
   Total Assets                                   $ 2,161,468

Current Liabilities

Accounts Payable & Accrued Expenses                   520,230
Current Portion of Leases Payable                       4,948
                                                  -----------
   Total Current Liabilities                          525,178

Non Current Liabilities

Convertible Debenture Loans                           162,813
Loans from Shareholder                                 23,300
Capital Leases Payable                                 14,750
Notes Payable                                          25,000
                                                  -----------
   Total Liabilities                                  751,041

Shareholders' Equity (Deficit)
Preferred Stock, no par value
   10,000,000 shares authorized
   No shares issued and outstanding                      --

Common Stock, no par value
   50,000,000 shares authorized
   10,098,370 shares issued and
   outstanding                                      7,535,309
Paid-In Capital                                       319,650
Deficit Accumulated During Development Stage       (6,506,017)
Current Net Income                                     61,485
                                                  -----------
Total Shareholders' Equity                          1,410,427
                                                  -----------
Total Liabilities & Shareholders' Equity          $ 2,161,469

   The accompanying notes are an integral part of these financial statements.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Nine Months Ended September 30, 2000 and 1999



                                                        For the
                                                    Nine Months Ended
                                                      September 30,
                                             -------------------------------
                                                 2000               1999
                                             ------------       ------------
Revenues                                     $  1,405,063       $     46,401

Operating Expenses

   Research & Development                         100,125             53,349
   Technical Services                             154,453             76,478
   Sales & Marketing                              291,536             85,025
   General & Administrative                       646,536            314,997
                                             ------------       ------------
   Total Operating Expenses                     1,192,650            529,849
                                             ------------       ------------

Income (Loss) from Operations                     212,413           (483,448)

Other Income (Expenses)

   Interest Expense                                (9,029)           (23,803)
   Depreciation & Amortization                   (140,577)           (59,525)
   Miscellaneous                                   (1,322)           (24,165)
   Interest Income                                   --                 --
                                             ------------       ------------
   Total Other Income (Expenses)                 (150,928)          (107,493)

Provision for Taxes                                  --                 --
                                             ------------       ------------
Income (Loss) Before Extraordinary Item            61,485           (590,941)

                                             ------------       ------------
Net Income (Loss)                            $     61,485       $   (590,941)
                                             ------------       ------------


Basic Earnings/(Loss) Per Share              $       0.01       $      (0.06)
                                             ------------       ------------
Diluted Loss Per Share                       $       0.01       $      (0.06)
                                             ------------       ------------
Weighted Average Common Shares                 10,064,120          9,219,870

   The accompanying notes are an integral part of these financial statements.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2000 & 1999


                                                          For the
                                                     Nine Months Ended
                                                       September 30,
                                                 -------------------------
                                                   2000            1999
                                                 ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                $  61,485       $(590,941)

Adjustments to Net Income (Loss):
   Depreciation & Amortization                     140,577          58,210
   Extraordinary Loss on Debt Restruct
   Bad Debt Expense                                   --              --
   Loss on Disposition of Fixed Assets
   Stock Options Issued for
      Services Rendered                               --              --
   Common Stock Issued in Consideration for
   Extension of Repayment Terms for
   Notes Payable to Related Parties                   --              --
   Common Stock Issued for Services
      Rendered                                        --              --

(Increase)/Decrease in:
   Accounts Receivables                           (462,681)         (7,650)
   Other Receivables                                  --                20
   Prepaid Expenses                                  6,577          (4,058)
   Employee Receivables                             (3,500)
   Other Assets                                    (58,750)           --

Increase/(Decrease) in:
   Accounts Payable                                104,784         (62,900)
   Deferred Revenue                               (225,000)           --
   Other Current Liabilities                        57,790        (313,803)
                                                 ---------       ---------
   Net Cash Provided (Used) by

   Operating Activities                           (378,718)       (921,121)
                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in Fixed Assets                     (118,454)         (3,100)
   Proceeds from Disposition of
   Fixed Assets
   Software Development Costs                       (2,192)          1,315
                                                 ---------       ---------
   Net Cash Provided (Used) by

   Investing Activities                           (120,646)         (1,785)

                See accompanying notes and accountant's report.

MPR HEALTH SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2000 & 1999


                                                         For the
                                                    Nine Months Ended
                                                      September 30,
                                               ---------------------------
                                                  2000             1999
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Bank Overdraft                    (4,187)            --
   Issuance of Convertible Debentures                --               --
   Net Increase (Decrease) in Notes
   Payables                                          --               --
   Net Increase (Decrease) in Notes
   Payables to Related Parties                      9,300          (25,000)
   Repayment (Borrowings) on Obligations
   Under Capital Lease                               --            (34,868)
   Net Proceeds from Issuance of
   Common Stock                                   230,000        1,024,874
   Increase (Decrease) in Paid-In Capital           3,250             --
                                               ----------       ----------
   Net Cash Provided (Used) from

   Financing Activities                           238,363          965,006
                                               ----------       ----------

Prior Period Adjustment                              --               --

   Net Increase (Decrease) in Cash               (261,001)          42,100

Beginning Cash                                    281,867          240,861
                                               ----------       ----------
Ending Cash                                    $   20,866          282,961
                                               ----------       ----------

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

     The financial statements have been prepared on the basis of the continuation of the Company as a going concern. During the nine months ended September 30, 2000, the Company earned net income of $61,485. As of September 30, 2000 the Company remained in the early stage of bringing its product to market, and recovery of the Company's assets is still dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. Further, the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000.

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

     The Company is a healthcare information technology company that has developed a new medical diagnostic test called Muscle Pattern Recognition (MPR). MPR produces objective evidence about muscle impairment in the back and neck, and presents the results in comprehensive report that is generated at the Company's central processing facility. The Company believes that the information gathered and reported is not currently available from any other procedure, and it assists physicians in establishing their diagnoses, form treatment plans, and assess the effectiveness of treatment. MPR supports the cost containment and risk management drive of managed care providers and health care insurers by helping to eliminate unnecessary care, prevent fraud, measure treatment outcomes, and promote overall patient satisfaction.

     The Company has developed a four-part strategy for marketing MPR in the domestic market. The Company intends to:

o    Form relationships with key reference sites.

o Build a delivery system of these providers to assure availability of MPR as, and where needed.

o Develop a new source of revenue for these providers while offering savings to the insurers.

o Enhance the MPR research record to firmly establish the MPR technology as safe and effective.

          This strategy was developed to establish market presence in key reference accounts as the platform for growth while maintaining a strong scientific base. The Company does not intend to sell MPR directly into foreign markets, but rather to pursue these markets with exclusive foreign distribution partners.

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

Results of Operations

     The Company generated revenues of $1,405,063 during the nine months ended September 30, 2000, as compared to revenues of $46,401 during the nine months ended September 30, 1999. This increase was largely due to sales of $1,358,662 pursuant to an agreement entered into in the fourth quarter of 1999 for the distribution of the Company's MPR System in the United Kingdom.

     The Company's operating expenses increased to $1,192,650 during the nine months ended September 30, 2000 from $529,849 during the nine months ended September 30, 1999. The primary reason for this increase was an increase in staff from six to twelve and an increase in the costs associated with the initiation of the Company's sales and marketing plan. Travel expenses associated with the recruitment of the Company's 21 independent sales representatives was another significant factor, accounting for $44,100 of the total increase. The Company also paid its first royalty payment to the Toomim Research Group (TRG) in the amount of $40,300. This royalty payment relates to income generated from the sales of MPR and MPR-related equipment under the license agreement between MPR Health Systems and TRG.

     Despite the higher expenses during the nine months ended September 30, 2000, the Company had net income of $61,485 during the quarter, as compared to a net loss of $590,941 during the same quarter of the prior fiscal year.

Financial Condition

     The Company has historically funded its operating expenses through loans and sales of debt and equity securities. During the nine months ended September 30, 2000 the Company funded its operating expenses through revenues from product sales and sales of securities.

     The Company presently has funds to continue operations at its present level only through December of 2000. The Company expects limited cash flow from operations during this period, and is attempting to raise additional capital. If the Company does not obtain additional capital by the end of December 2000, it will be forced to severely curtail operations and, if additional capital is not obtained shortly thereafter, the Company may be forced to cease operations.

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

New and Uncertain Market: Until now, muscle injuries have been diagnosed and evaluated subjectively by physicians through physical examination. Accordingly, there is no established demand for a computer-assisted procedure to assist in the diagnosis of such injuries, and it is difficult to predict if, and when, the procedure will gain wide acceptance by prescribers. A prerequisite to success will be the ability of the Company to establish MPR as a standard medical practice for use in the diagnosis of muscle dysfunction. The Company believes it will take a minimum of three to five years for such awareness to be achieved, if it can be achieved at all. Factors that may affect market acceptance could include resistance to change, concerns over the lack of track record of the procedure, and the risk for insurance companies to use the results of the procedure to challenge or overrule the diagnostic or treatment decisions of a physician.

Need for Additional Funding: To create market awareness of its MPR System, the Company will need to devote significant resources to marketing and sales. The Company's plan is to develop market awareness partially through a public relations campaign, including attendance at trade shows and professional conferences, scientific presentations and clinical studies. The Company believes its success may depend, in part, on its ability to conduct additional clinical studies. In addition, and very critical to this process, will be direct contact with payors (primarily insurance companies, HMOs and PPOs) and providers (including physicians, rehabilitation professionals, hospitals and diagnostic clinics) to create awareness of the MPR System and to educate them as to its benefits and clinical applicability. To fully implement its marketing plan in 2000, the Company estimates it will need an additional $2.0 million to $3.0 million of funding. The amount of funding, if any, the Company receives in 2000 will partially determine the degree to which it can implement its marketing plan.

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

Control by Management: Gerald D. Appel owns beneficially 3,685,519 shares of the Common Stock (which includes voting rights with respect to 111,900 shares), representing 36.5% of the outstanding voting power of the Company as of October 31, 2000. As of October 31, 2000, all directors and officers of the Company (including Mr. Appel) currently had voting power with respect to 40.5% of the outstanding Common Stock. Accordingly, Mr. Appel, individually, and all directors and officers as a group, effectively have the power to control the election of directors, and therefore the business and affairs of the Company. See "Principal Shareholders." This concentration of stock ownership may have the effect of delaying or preventing a change in the management or control of the Company.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         In June 2000, the Company issued 42,000 shares of Common Stock at a price of $2.50 per share to Hershel Toomim, a director of the Company. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

         In August 2000, the Company issued 20,000 shares of Common Stock at a price of $2.50 per share to Murphy Venture Partners, an existing shareholder of the Company. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Inapplicable

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

                                 MPR HEALTH SYSTEMS, INC.

Date: November 14, 2000          By: /s/ GERALD D. APPEL
                                 ----------------------------------------
                                 Gerald D. Appel, President, Chief Executive
                                 Officer and Chairman of the Board
                                 [Principal Financial and
                                 Accounting Officer]